Form 10-Q
period 2024-12-29
EnerSys
filed 2025-02-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2024

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
Common Stock outstanding at January 31, 2025: 39,428,485 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 29, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$463,164	$333,324
Accounts receivable, net of allowance for doubtful accounts: December 29, 2024 - $8,674; March 31, 2024 - $8,107	545,223	524,725
Inventories, net	753,380	697,698
Prepaid and other current assets	411,222	226,949
Total current assets	2,172,989	1,782,696
Property, plant, and equipment, net	583,477	532,450
Goodwill	715,574	682,934
Other intangible assets, net	384,453	319,407
Deferred taxes	52,103	49,798
Other assets	119,064	98,721
Total assets	$4,027,660	$3,466,006
Liabilities and Equity
Current liabilities:
Short-term debt	$29,596	$30,444
Accounts payable	351,152	369,456
Accrued expenses	329,653	323,957
Total current liabilities	710,401	723,857
Long-term debt, net of unamortized debt issuance costs	1,273,062	801,965
Deferred taxes	37,326	30,583
Other liabilities	158,613	152,529
Total liabilities	2,179,402	1,708,934
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 29, 2024 and at March 31, 2024	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,683,964 shares issued and 39,424,672 shares outstanding at December 29, 2024; 56,363,924 shares issued and 40,271,936 shares outstanding at March 31, 2024	567	564
Additional paid-in capital	653,022	629,879
Treasury stock at cost, 17,259,292 shares held as of December 29, 2024 and 16,091,988 shares held as of March 31, 2024	(949,167)	(835,827)
Retained earnings	2,402,284	2,163,880
Accumulated other comprehensive loss	(261,839)	(204,851)
Total EnerSys stockholders’ equity	1,844,867	1,753,645
Nonredeemable noncontrolling interests	3,391	3,427
Total equity	1,848,258	1,757,072
Total liabilities and equity	$4,027,660	$3,466,006
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 29, 2024	December 31, 2023
Sales from products	$817,435	$751,856
Sales from services	88,717	109,692
Net sales	906,152	861,548
Cost of goods sold	533,361	511,014
Cost of services	73,546	85,819
Inventory step up to fair value relating to recent acquisitions	1,069	—
Inventory adjustment relating to exit activities	—	16,067
Gross profit	298,176	248,648
Operating expenses	154,314	143,961
Restructuring and other exit charges	1,213	6,070
Impairment of indefinite-lived intangibles	—	6,020
Operating earnings	142,649	92,597
Interest expense	14,853	11,718
Other expense (income), net	1,102	2,221
Earnings before income taxes	126,694	78,658
Income tax expense	11,882	2,500
Net earnings	114,812	76,158
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to EnerSys stockholders	$114,812	$76,158
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.92	$1.88
Diluted	$2.88	$1.86
Dividends per common share	$0.24	$0.225
Weighted-average number of common shares outstanding:
Basic	39,305,035	40,451,279
Diluted	39,922,913	41,047,893
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 29, 2024	December 31, 2023
Sales from products	$2,365,934	$2,348,815
Sales from services	276,803	322,335
Net sales	2,642,737	2,671,150
Cost of goods sold	1,622,891	1,672,360
Cost of services	228,201	251,052
Inventory step up to fair value relating to recent acquisitions	2,952	—
Inventory adjustment relating to exit activities	—	19,165
Gross profit	788,693	728,573
Operating expenses	445,951	432,284
Restructuring and other exit charges	9,375	19,613
Impairment of indefinite-lived intangibles	—	6,020
Operating earnings	333,367	270,656
Interest expense	38,331	39,179
Other expense (income), net	4,823	5,868
Earnings before income taxes	290,213	225,609
Income tax expense	23,024	17,425
Net earnings attributable to EnerSys stockholders	$267,189	$208,184
Net earnings per common share attributable to EnerSys stockholders:
Basic	$6.70	$5.11
Diluted	$6.58	$5.02
Dividends per common share	$0.705	$0.625
Weighted-average number of common shares outstanding:
Basic	39,891,376	40,770,524
Diluted	40,590,745	41,476,950
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Nine months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net earnings	$114,812	$76,158	$267,189	$208,184
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	3,616	(6,722)	(564)	(2,441)
Pension funded status adjustment, net of tax	85	21	282	62
Foreign currency translation adjustment	(72,235)	33,356	(56,742)	3,694
Total other comprehensive income (loss), net of tax	(68,534)	26,655	(57,024)	1,315
Total comprehensive income (loss)	46,278	102,813	210,165	209,499
Comprehensive income (loss) attributable to noncontrolling interests	(138)	98	(36)	(109)
Comprehensive income (loss) attributable to EnerSys stockholders	$46,416	$102,715	$210,201	$209,608
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 29, 2024	December 31, 2023
Cash flows from operating activities
Net earnings	$267,189	$208,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74,377	68,304
Write-off of assets relating to exit activities	342	21,506
Impairment of indefinite-lived intangibles	—	6,020
Derivatives not designated in hedging relationships:
Net losses (gains)	(1,765)	666
Cash (settlements) proceeds	763	(203)
Provision for doubtful accounts	1,914	1,912
Deferred income taxes	68	(258)
Non-cash interest expense	1,448	1,229
Stock-based compensation	20,263	22,894
(Gain) loss on disposal of property, plant, and equipment	69	644
Changes in assets and liabilities:
Accounts receivable	(24,206)	139,508
Inventories	(19,567)	27,401
Prepaid and other current assets	(145,466)	(3,602)
Other assets	1,054	(1,343)
Accounts payable	(17,739)	(45,650)
Accrued expenses	(34,786)	(126,857)
Other liabilities	1,152	(108)
Net cash provided by (used in) operating activities	125,110	320,247

Cash flows from investing activities
Capital expenditures	(90,765)	(59,005)
Purchase of business	(206,024)	(8,270)
Proceeds from disposal of property, plant, and equipment	94	2,037
Investment in Equity Securities	(10,852)	—
Net cash (used in) provided by investing activities	(307,547)	(65,238)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	951	(440)
Proceeds from Second Amended Revolver borrowings	650,000	182,500
Repayments of Second Amended Revolver borrowings	(180,000)	(327,500)
Repayments of Second and Third Amended Term Loans	—	(19,116)
Option proceeds, net	7,641	9,668
Payment of taxes related to net share settlement of equity awards	(7,984)	(9,492)
Purchase of treasury stock	(113,928)	(82,331)
Dividends paid to stockholders	(28,060)	(25,423)
Other	233	910
Net cash provided by (used in) financing activities	328,853	(271,224)
Effect of exchange rate changes on cash and cash equivalents	(16,576)	2,264
Net increase (decrease) in cash and cash equivalents	129,840	(13,951)
Cash and cash equivalents at beginning of period	333,324	346,665
Cash and cash equivalents at end of period	$463,164	$332,714

See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended December 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.

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

In December 2024, the United States Treasury issued final regulations on section 45X of the Internal Revenue Code (IRC). The issuance of the final regulations and the resulting changes in our evaluation of qualifying products, resulted in a $36,310 change in our estimate to the beginning of the effective date of the IRA, January 1, 2023, in the third quarter of fiscal 2025.

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

2. Acquisition

Bren-Tronics

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for the aggregate purchase price consideration of $206,024 net of cash and restricted cash acquired subject to final purchase price adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The transaction was accounted for as a business combination by applying the acquisition method of accounting.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Trade Receivables	$10,325
Inventory	48,362
Prepaid and other current assets	1,392
Property, plant and equipment	14,701
Other intangible assets	90,500
Other assets	2,003
Total assets acquired	$167,283
Accounts payable	2,485
Accrued liabilities	8,078
Other liabilities	2,236
Total liabilities assumed	$12,799
Net assets acquired	$154,484

Consideration transferred:
Cash consideration, net of cash and restricted cash acquired	$206,024
Total consideration transferred	206,024
Less: Fair value of acquired identifiable assets and liabilities	154,484
Goodwill	$51,540

The amounts above represent the Company's provisional fair value estimates related to the acquisition as of July 26, 2024 and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include certain tangible assets acquired and liabilities assumed, as well as the identifiable intangible assets. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of trade receivables acquired is $10,325, with gross contractual amounts being $10,325. The Company currently expects all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,100 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13 and 12 years, respectively.

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

A portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2025 and 2024 amounted to$46,197 and $68,707, respectively. Revenues recognized over time for the nine months of fiscal 2025 and 2024 amounted to $148,049 and $196,173, respectively.

On December 29, 2024, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $123,137, of which, the Company estimates that approximately $42,573 will be recognized as revenue in fiscal 2025, $68,853 in fiscal 2026, and $11,711 in fiscal 2027.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of December 29, 2024, the current and non-current portion of contract liabilities were $32,902 and $629, respectively. As of March 31, 2024, the current and non-current portion of contract liabilities were $27,649 and $960, respectively. Revenues recognized during the third quarter of fiscal 2025 and 2024 that were included in the contract liability at the beginning of the quarter, amounted to $6,829 and $10,072, respectively. Revenues recognized during the nine months of fiscal 2025 and 2024 that were included in the contract liability at the beginning of the year, amounted to $9,713 and $17,600, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $70,652 and $55,363 as of December 29, 2024 and March 31, 2024, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At December 29, 2024, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,300 and refund liability representing amounts estimated to be refunded to customers was $7,175.

4. Accounts Receivable

	December 29, 2024	March 31, 2024
Accounts receivable	$553,897	$532,832
Allowance for doubtful accounts	8,674	8,107
Accounts receivable, net	$545,223	$524,725

During the third quarter of fiscal 2023, the Company entered into a Receivables Purchase Agreement ("RPA"), under which the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote, and matures in December 2025. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Condensed Financial Statements.

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

During the third quarter and the nine months of fiscal 2025, the Company sold $192,796 and $575,011, respectively, of accounts receivables for approximately $192,796 and $575,011, respectively, in proceeds to an unaffiliated financial institution, of which $192,796 and $575,011, respectively, were collected as of December 29, 2024. During the third quarter and nine months of fiscal 2024, the Company sold $156,398 and $513,161, respectively, of accounts receivables for approximately $156,398 and $513,161, respectively, in net proceeds to an unaffiliated financial institution, of which$180,446 and $542,931, respectively, were collected as of December 31, 2023. Total collateralized accounts receivables of approximately $359,804 were held by EnerSys Finance at December 29, 2024.

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

5. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	Balance as of
	December 29, 2024			March 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$130,032	$(953)	$129,079	$131,167	$(953)	$130,214
Finite-lived intangible assets:
Customer relationships	356,674	(163,324)	193,350	295,215	(147,833)	147,382
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	119,634	(62,710)	56,924	96,708	(55,969)	40,739
Trademarks	14,806	(9,706)	5,100	9,554	(8,482)	1,072
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$625,167	$(240,714)	$384,453	$536,665	$(217,258)	$319,407

The Company’s amortization expense related to finite-lived intangible assets was $8,421 and $23,459 for the third quarter and nine months of fiscal 2025, compared to $6,919 and $21,100 for the third quarter and nine months of fiscal 2024. The expected amortization expense based on the finite-lived intangible assets as of December 29, 2024, is $8,107 for the remainder of fiscal 2025, $33,133 in fiscal 2026, $32,331 in fiscal 2027, $31,767 in fiscal 2028 and $29,938 in fiscal 2029.

Goodwill
The following table presents the amount of goodwill, as well as any changes in the carrying amount of goodwill by segment during the nine months of fiscal 2025:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2024	$259,369	$326,359	$97,206	$682,934
Acquisitions during the year	—	—	51,540	51,540
Foreign currency translation adjustment	(15,783)	(2,677)	(440)	(18,900)
Balance as of December 29, 2024	$243,586	$323,682	$148,306	$715,574

6. Inventories

	December 29, 2024	March 31, 2024
Raw materials	$313,813	$284,773
Work-in-process	121,519	115,191
Finished goods	318,048	297,734
Total	$753,380	$697,698

7. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 29, 2024 and March 31, 2024, and the basis for that measurement:

	Total Fair Value Measurement December 29, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,579)	$—	$(1,579)	$—
Foreign currency forward contracts	1,706	—	1,706	—
Interest Rate Swaps	1,204	—	1,204	—
Net investment hedges	(16,827)	—	(16,827)	—
Total derivatives	$(15,496)	$—	$(15,496)	$—

	Total Fair Value Measurement March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(835)	$—	$(835)	$—
Foreign currency forward contracts	5	—	5	—
Interest Rate Swaps	2,696	—	2,696	—
Net investment hedges	(19,167)	—	(19,167)	—
Total derivatives	$(17,301)	$—	$(17,301)	$—

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

The fair value of the Company's 2032 Notes and 2027 Notes (each as defined in Note 13 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 100% and 100% of face value on December 29, 2024 and March 31, 2024, respectively. The 2027 Notes were trading at approximately 95% and 94% of the face value on December 29, 2024 and March 31, 2024, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at December 29, 2024 and March 31, 2024 were as follows:

	December 29, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$586,290	$600,000	$582,750
Derivatives (1)	$(15,496)	$(15,496)	$(17,301)	$(17,301)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 8 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at December 29, 2024 and March 31, 2024).
(2)The fair value amount of the Senior Notes at December 29, 2024 and March 31, 2024 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 29, 2024 and March 31, 2024, the Company has

hedged the price to purchase approximately 70.3 million pounds and 53.0 million pounds of lead, respectively, for a total purchase price of $64,348 and $49,977, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 29, 2024 and March 31, 2024, the Company had entered into a total of $53,889 and $46,159, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 29, 2024 and March 31, 2024, such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

On September 29, 2022, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. On July 2, 2024, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on January 15, 2029. Additionally, on December 23, 2024 and December 24, 2024 , the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150,000, maturing on June 15, 2028 and December 15, 2026, respectively. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of other income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $9,374 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 29, 2024 and March 31, 2024, the notional amount of these contracts was $62,117 and $69,319, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 29, 2024 and March 31, 2024

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 29, 2024	March 31, 2024	December 29, 2024	March 31, 2024	December 29, 2024	March 31, 2024
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	1,095	396	—	—	611	—
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	1,204	2,696	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$2,299	$3,092	$—	$—	$611	$—
Accrued expenses:
Lead forward contracts	$1,579	$835	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	—	391
Other liabilities:
Interest rate swaps	—	—	—	—	—	—
Net investment hedges	—	—	16,827	19,167	—	—
Total liabilities	$1,579	$835	$16,827	$19,167	$—	$391

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,501)	Cost of goods sold	$(3,317)
Foreign currency forward contracts	1,905	Cost of goods sold	(194)
Interest rate swaps	3,296	Interest expense	491
Total	$1,700		$(3,020)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$14,440	Interest expense	$1,009
Total	$14,440		$1,009

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(17)
Total		$(17)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,403)	Cost of goods sold	$1,312
Foreign currency forward contracts	(90)	Cost of goods sold	410
Interest rate swaps	(2,946)	Interest expense	1,612
Total	$(5,439)		$3,334

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(7,420)	Interest expense	$796
Total	$(7,420)		$796

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$538
Total		$538

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,893)	Cost of goods sold	$(3,020)
Foreign currency forward contracts	1,712	Cost of goods sold	82
Interest rate swaps	65	Interest expense	1,557
Total	$(2,116)		$(1,381)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$4,323	Interest expense	$1,984
Total	$4,323		$1,984

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,765
Total		$1,765

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(25)	Cost of goods sold	$4,860
Foreign currency forward contracts	769	Cost of goods sold	346
Interest rate swaps	3,517	Interest expense	2,242
Total	$4,261		$7,448

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(6,509)	Interest expense	$908
Total	$(6,509)		$908

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(666)
Total		$(666)

9. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

The consolidated effective income tax rates for the third quarter of fiscal 2025 and 2024 were 9.4% and 3.2% and for the nine months of fiscal 2025 and 2024 were 7.9% and 7.7%. The rate increase in the third quarter compared to the prior year period is primarily due to the interim period allocation of annual tax due to the significant increase in quarterly earnings, impact of Pillar 2 and mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2025 compared to the prior year periods are primarily due to a discrete foreign exchange tax benefit related to undistributed earnings in first quarter of fiscal 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions, offset primarily by a discrete tax benefit as a result of Varian in fiscal 2025.

Foreign income as a percentage of worldwide income is estimated to be 48% for fiscal 2025 compared to 52% for fiscal 2024. The foreign effective tax rates for the nine months of fiscal 2025 and 2024 were 15% and 11%, respectively. The foreign effective tax rate increase in the third quarter compared to the third quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 9%, respectively.

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

	Quarter ended		Nine months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Balance at beginning of period	$62,543	$58,836	$60,819	$56,630
Current period provisions	7,301	6,072	21,475	22,541
Costs incurred	(6,444)	(6,953)	(19,196)	(21,373)
Foreign currency translation adjustment	(1,280)	610	(978)	767
Balance at end of period	$62,120	$58,565	$62,120	$58,565

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by, the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of December 29, 2024 and March 31, 2024, the Company did not have a reserve balance related to these matters.

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into a cross currency fixed interest rate swap agreements, maturing on December 15, 2026, December 15, 2027, June 15, 2028, and January 15, 2029, to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro. The Company also entered into floating to fixed interest rate swap agreements maturing on September 30, 2026, to hedge its exposure to variable interest rates. Please refer to Note 8 - Derivative Financial Instruments for more details.

12. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2024 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $1,346 remaining to be incurred by the end of fiscal 2025, mainly related to new plans started in fiscal 2024. Restructuring and exit charges for the third quarter of fiscal 2025 by reportable segments are as follows:

	Quarter ended December 29, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$94	$(29)	$(11)	$54
Exit charges	—	1,029	130	1,159
Restructuring and other exit charges	$94	$1,000	$119	$1,213

	Nine months ended December 29, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$3,949	$813	$374	$5,136
Exit charges	669	2,670	900	4,239
Restructuring and other exit charges	$4,618	$3,483	$1,274	$9,375

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2024	$2,408
Accrued	5,136
Costs incurred	(6,594)
Foreign currency impact	(29)
Balance as of December 29, 2024	$921

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

During the nine months of fiscal 2025, the Company recorded cash charges of $669 primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13,630. Cash charges are estimated to total $9,738 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan was substantially complete in fiscal 2024.

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

During the nine months of fiscal 2025, the Company recorded cash charges of $900 primarily related to relocation costs.

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

During the nine months of fiscal 2025, the Company recorded $416 cash charges relating to site cleanup.

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

During the nine months of fiscal 2025, the Company recorded cash charges of $1,912 relating primarily to site cleanup and $342 of non-cash charges relating to accelerated depreciation of fixed assets.
13. Debt

The following summarizes the Company’s long-term debt as of December 29, 2024 and March 31, 2024:

	December 29, 2024		March 31, 2024
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,558	$600,000	$6,064
Fourth Amended Credit Facility, due 2026	680,000	1,380	210,000	1,971
	$1,280,000	$6,938	$810,000	$8,035
Less: Unamortized issuance costs	6,938		8,035
Long-term debt, net of unamortized issuance costs	$1,273,062		$801,965

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

In the fourth quarter of fiscal year 2024, we received proceeds from the issuance of the 2032 Notes and paid down $86,488 and $188,750 towards the Second and Third Amended Term loans and wrote off $753 in deferred finance costs.

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,547 beginning December 31, 2022, $3,821 beginning December 31, 2024 and $5,095 beginning December 31, 2025 with a final payment of $152,849 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR plus 10 basis points plus (i) between 1.125% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate or Canadian Prime Rate plus between 0.125% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

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

As of December 29, 2024, the Company had $470,000 outstanding under the Second Amended Revolver, $110,000 under the Second Amended Term Loan, and $100,000 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second Amended Term Loan, is $8,125 and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Second Amended Credit Facility.

Short-Term Debt

As of December 29, 2024 and March 31, 2024, the Company had $29,596 and $30,444, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 5.4% and 6.7%, respectively, at December 29, 2024 and March 31, 2024.

Letters of Credit

As of December 29, 2024 and March 31, 2024, the Company had $5,565 and $3,919 of standby letters of credit, respectively.

Debt Issuance Costs

In connection with the Senior Notes, the Company capitalized $4,412 in debt issuance costs and wrote off $753 of unamortized debt issuance costs. Amortization expense, relating to debt issuance costs, included in interest expense was $479 and $410, respectively, for the third quarter ended December 29, 2024 and December 31, 2023 and $1,448 and $1,230, respectively, for the nine months ended fiscal 2025 and 2024. Debt issuance costs, net of accumulated amortization, totaled $6,938 and $8,035, respectively, at December 29, 2024 and March 31, 2024.

Available Lines of Credit

As of December 29, 2024 and March 31, 2024, the Company had available and undrawn, under all its lines of credit, $460,128 and $938,334, respectively, including $85,558 and $90,866, respectively, of uncommitted lines of credit.

14. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Service cost	$—	$—	$233	$222
Interest cost	159	161	617	521
Expected return on plan assets	(47)	(166)	(353)	(213)
Amortization and deferral	(27)	—	143	167
Net periodic benefit cost	$85	$(5)	$640	$697

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Service cost	$—	$—	$718	$660
Interest cost	491	493	1,881	1,690
Expected return on plan assets	(141)	(318)	(1,069)	(1,025)
Amortization and deferral	(61)	—	437	223
Net periodic benefit cost	$289	$175	$1,967	$1,548

15. Stock-Based Compensation

As of December 29, 2024, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $8,076 for the third quarter of fiscal 2025 and $9,817 for the third quarter of fiscal 2024. Stock-based compensation expense was $20,263 and $22,894 for the nine months of fiscal 2025 and fiscal 2024, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2025, the Company granted to non-employee directors 26,969 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the nine months of fiscal 2025, the Company granted to management and other key employees 252,513 non-qualified stock options that vest ratably over three years from the date of the grant and 314,487 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2025 included the exercise of 108,451 stock options and the vesting or release of 306,932 restricted stock units including non-employee director restricted stock units

As of December 29, 2024, there were 1,334,171 non-qualified stock options, 1,039,825 restricted stock units including non-employee director restricted stock units and 1,140 TSRs outstanding.

16. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 29, 2024:

Shares outstanding as of March 31, 2024	40,271,936
Purchase of treasury stock	(1,176,436)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	329,172
Shares outstanding as of December 29, 2024	39,424,672

Treasury Stock

During the nine months ended December 29, 2024, the Company purchased 1,176,436 shares for $113,928 and purchased 855,034 shares for $82,331 during the nine months ended December 31, 2023. At December 29, 2024 and March 31, 2024, the Company held 17,259,292 and 16,091,988 shares as treasury stock, respectively. During the nine months ended December 29, 2024, the Company also issued 9,132 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the nine months ended December 31, 2023, the Company issued 10,402 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 29, 2024 and March 31, 2024, are as follows:

	March 31, 2024	Before Reclassifications	Amounts Reclassified from AOCI	December 29, 2024
Pension funded status adjustment	$(9,798)	$—	$282	$(9,516)
Net unrealized gain (loss) on derivative instruments	755	(1,621)	1,057	191
Foreign currency translation adjustment (1)	(195,808)	(56,706)	—	(252,514)
Accumulated other comprehensive (loss) income	$(204,851)	$(58,327)	$1,339	$(261,839)
(1) Foreign currency translation adjustment for the nine months ended December 29, 2024 includes a $1,793 loss (net of taxes of $547) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$3,020	Cost of goods sold
Tax benefit	(706)
Net unrealized loss on derivative instruments, net of tax	$2,314

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,009)	Interest expense
Tax expense	236
Net unrealized gain on derivative instruments, net of tax	$(773)

Defined benefit pension costs:
Prior service costs and deferrals	$116	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(31)
Net periodic benefit cost, net of tax	$85

The following table presents reclassifications from AOCI during the nine months ended December 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,381	Cost of goods sold
Tax benefit	(324)
Net unrealized loss on derivative instruments, net of tax	$1,057

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,984)	Interest expense
Tax expense	464
Net unrealized gain on derivative instruments, net of tax	$(1,520)

Defined benefit pension costs:
Prior service costs and deferrals	$376	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(94)
Net periodic benefit cost, net of tax	$282

The following table presents reclassifications from AOCI during the third quarter ended December 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(3,334)	Cost of goods sold
Tax expense	779
Net unrealized gain on derivative instruments, net of tax	$(2,555)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(796)	Interest expense
Tax expense	186
Net unrealized gain on derivative instruments, net of tax	$(610)

Defined benefit pension costs:
Prior service costs and deferrals	$167	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(146)
Net periodic benefit cost, net of tax	$21

The following table presents reclassifications from AOCI during the nine months ended December 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(7,448)	Cost of goods sold
Tax expense	1,741
Net unrealized gain on derivative instruments, net of tax	$(5,707)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(908)	Interest expense
Tax expense	212
Net unrealized gain on derivative instruments, net of tax	$(696)

Defined benefit pension costs:
Prior service costs and deferrals	$223	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(161)
Net periodic benefit cost, net of tax	$62

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 29, 2024:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	7,062	—	—	—	—	7,062	—	7,062
Exercise of stock options	—	1	6,963	—	—	—	—	6,964	—	6,964
Purchase of common stock	—	—	—	(11,641)	—	—	—	(11,641)	—	(11,641)
Other	—	—	24	185	—	—	—	209	—	209
Net earnings	—	—	—	—	70,111	—	—	70,111	—	70,111
Dividends ($0.225 per common share)	—	—	227	—	(9,271)	—	—	(9,044)	—	(9,044)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $17)	—	—	—	—	—	110	—	110	—	110
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,117)	—	—	—	—	—	3,662	—	3,662	—	3,662
Foreign currency translation adjustment	—	—	—	—	—	(13,294)	—	(13,294)	(22)	(13,316)
Balance at June 30, 2024	$—	$565	$644,155	$(847,283)	$2,224,720	$(214,373)	$—	$1,807,784	$3,405	$1,811,189
Stock-based compensation	—	—	5,125	—	—	—	—	5,125	—	5,125
Exercise of stock options	—	—	479	—	—	—	—	479	—	479
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,934)	—	—	—	—	(7,934)	—	(7,934)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—		2,404	—	2,404
Purchase of common stock	—	—	—	(63,546)	—	—	—	(63,546)	—	(63,546)
Other	—	2	(67)	179	—	—	—	114	—	114
Net earnings	—	—	—	—	82,266	—	—	82,266	—	82,266
Dividends ($0.240 per common share)	—	—	—	—	(9,555)	—	—	(9,555)	—	(9,555)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $32)	—	—	—	—	—	87	—	87	—	87
Net unrealized gain (loss) on derivative instruments (net of tax of $2,392)	—	—	—	—	—	(7,842)	—	(7,842)	—	(7,842)
Foreign currency translation adjustment	—	—	—	—	—	28,685	—	28,685	124	28,809
Balance at September 29, 2024	$—	$567	$644,162	$(910,650)	$2,297,431	$(193,443)	$—	$1,838,067	$3,529	$1,841,596
Stock-based compensation	—	—	8,076	—	—	—	—	8,076	—	8,076
Exercise of stock options	—	—	196	—	—	—	—	196	—	196
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(51)	—	—	—	—	(51)	—	(51)
Purchase of common stock	—	—	—	(38,741)	—	—	—	(38,741)	—	(38,741)
Other	—	—	142	224	—	—	—	366	—	366
Net earnings	—	—	—	—	114,812	—	—	114,812	—	114,812
Dividends ($0.225 per common share)	—	—	497	—	(9,959)	—	—	(9,462)	—	(9,462)
Other comprehensive income:								—		—
Pension funded status adjustment (net of tax benefit of $31)	—	—	—	—	—	85	—	85	—	85
Net unrealized gain (loss) on derivative instruments (net of tax of $1,102)	—	—	—	—	—	3,616	—	3,616	—	3,616
Foreign currency translation adjustment	—	—	—	—	—	(72,097)	—	(72,097)	(138)	(72,235)
Balance at December 29, 2024	$—	$567	$653,022	$(949,167)	$2,402,284	$(261,839)	$—	$1,844,867	$3,391	$1,848,258

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 31, 2023:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	7,933	—	—	—	—	7,933	—	7,933
Exercise of stock options	—	5	7,649	—	—	—	—	7,654	—	7,654
Other	—	—	65	214	—	—	—	279	—	279
Net earnings	—	—	—	—	66,797	—	—	66,797	—	66,797
Dividends ($0.175 per common share)	—	—	184	—	(7,357)	—	—	(7,173)	—	(7,173)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $9)	—	—	—	—	—	20	—	20	—	20
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $544)	—	—	—	—	—	1,786	—	1,786	—	1,786
Foreign currency translation adjustment	—	—	—	—	—	2,192	—	2,192	(190)	2,002
Balance at July 2, 2023	$—	$565	$612,295	$(740,742)	$1,989,588	$(179,476)	$(2,463)	$1,679,767	$3,412	$1,683,179
Stock-based compensation	—	—	5,144	—	—	—	—	5,144	—	5,144
Exercise of stock options	—	(1)	2,015	—	—	—	—	2,014	—	2,014
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,348)	—	—	—	—	(7,348)	—	(7,348)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	475	475	—	475
Purchase of common stock	—	—	—	(47,340)	—	—	—	(47,340)	—	(47,340)
Other	—	(1)	151	194	—	—	—	344	—	344
Net earnings	—	—	—	—	65,229	—	—	65,229	—	65,229
Dividends ($0.225 per common share)	—	—	233	—	(9,401)	—	—	(9,168)	—	(9,168)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $6)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $762)	—	—	—	—	—	2,495	—	2,495	—	2,495
Foreign currency translation adjustment	—	—	—	—	—	(31,647)	—	(31,647)	(17)	(31,664)
Balance at October 1, 2023	$—	$563	$612,490	$(787,888)	$2,045,416	$(208,607)	$(1,988)	$1,659,986	$3,395	$1,663,381
Stock-based compensation	—	—	9,817	—	—	—	—	9,817	—	9,817
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(2,144)	—	—	—	—	(2,144)	—	(2,144)
Purchase of common stock	—	—	—	(34,991)	—	—	—	(34,991)	—	(34,991)
Other	—	—	11	221	—	—	—	232	—	232
Net earnings	—	—	—	—	76,158	—	—	76,158	—	76,158
Dividends ($0.225 per common share)	—	—	234	—	(9,315)	—	—	(9,081)	—	(9,081)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $146)	—	—	—	—	—	21	—	21	—	21
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $2,051)	—	—	—	—	—	(6,722)	—	(6,722)	—	(6,722)
Foreign currency translation adjustment	—	—	—	—	—	33,258	—	33,258	98	33,356
Balance at December 31, 2023	$—	$563	$620,408	$(822,658)	$2,112,259	$(182,050)	$(1,988)	$1,726,534	$3,493	$1,730,027

17. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net earnings attributable to EnerSys stockholders	$114,812	$76,158	$267,189	$208,184
Weighted-average number of common shares outstanding:
Basic	39,305,035	40,451,279	39,891,376	40,770,524
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	617,878	596,614	699,369	706,426
Diluted weighted-average number of common shares outstanding	39,922,913	41,047,893	40,590,745	41,476,950
Basic earnings per common share attributable to EnerSys stockholders	$2.92	$1.88	$6.70	$5.11
Diluted earnings per common share attributable to EnerSys stockholders	$2.88	$1.86	$6.58	$5.02
Anti-dilutive equity awards not included in diluted weighted-average common shares	593,451	427,148	533,334	423,955

18. Business Segments

Effective April 1, 2023, the Company created a new line of business and operating segment named New Ventures in addition to the existing lines of businesses: Energy Systems, Motive Power, and Specialty. The results of New Ventures include sales and start-up operating expenses captured within the "Corporate and other" category of operating earnings. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

Summarized financial information related to the Company's reportable segments for the third quarter and nine months ended December 29, 2024 and December 31, 2023, is shown below:

	Quarter ended		Nine months ended
	December 29, 2024	December 31, 2023	December 29, 2024	December 31, 2023
Net sales by segment to unaffiliated customers (1)
Energy Systems	$389,219	$373,573	$1,132,361	$1,220,587
Motive Power	358,847	355,396	1,091,746	1,061,383
Specialty	155,161	132,579	415,705	389,180
Other (2)	2,925	$—	2,925	$—
Total net sales	$906,152	$861,548	$2,642,737	$2,671,150
Operating earnings by segment
Energy Systems	$25,250	$14,309	$68,611	$69,521
Motive Power	52,667	52,715	166,223	156,531
Specialty	9,556	7,496	21,794	22,900
Corporate and other (2)	67,813	55,758	118,919	92,055
Inventory step up to fair value relating to acquisitions - Specialty	(1,069)	—	(2,952)	—
Inventory adjustment relating to exit activities - Energy Systems	—	(16,067)	—	(16,067)
Inventory adjustment relating to exit activities - Specialty	—	—	—	(3,098)
Restructuring and other exit charges - Energy Systems	(94)	(2,358)	(4,618)	(5,073)
Restructuring and other exit charges - Motive Power	(1,000)	(2,909)	(3,483)	(7,947)
Restructuring and other exit charges - Specialty	(119)	(803)	(1,274)	(6,593)
Amortization - Energy Systems	(5,813)	(6,047)	(17,827)	(18,483)
Amortization - Motive Power	(186)	(170)	(556)	(512)
Amortization - Specialty	(2,422)	(702)	(5,076)	(2,106)
Intangibles Impairment - Energy Systems	—	(6,020)	—	(6,020)
Acquisition expense - Energy Systems	—	(4)	(11)	(17)
Acquisition expense - Motive Power	—	(13)	(11)	(175)
Acquisition expense - Specialty	(42)	—	(2,476)	—
Integration costs - Energy Systems	(23)	(171)	(248)	(420)
Integration costs - Specialty	(1,640)	—	(3,419)	—
Other - Energy Systems	(151)	(2,274)	(151)	(3,071)
Other - Motive Power	(7)	(109)	(7)	(537)
Other - Specialty	(71)	(34)	(71)	(232)
Total operating earnings (3)	$142,649	$92,597	$333,367	$270,656

(1) Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration and construction of a new lithium plant as well as sales and expenses from the New Ventures operating segment.

(3) The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.

19. Subsequent Events

On February 5, 2025, the Board of Directors approved a quarterly cash dividend of $0.24 per share of common stock to be paid on March 28, 2025 to stockholders of record as of March 14, 2025.

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
•legislation, regulation, or policy regarding the restriction of the use of energy or certain hazardous substances in our products;
•risks involved in our operations such as supply chain issues, disruption of markets, changes in government priorities or budgets, and changes in import and export laws, environmental regulations, currency restrictions and local currency exchange rate fluctuations;
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

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklifts, automated guided vehicles ("AGVs"), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over-the-road trucks, premium automotive, portable power solutions for soldiers in the field, medical and security systems applications. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives and our internal sales force around the world.

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
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.
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

Bren-Tronics Acquisition

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $206.0 million in cash consideration, subject to adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The financial results contributed from this business are reported within our Specialty line of business.

Economic Climate

Global economic conditions are mixed with the impacts from the uncertainty surrounding U.S. tariffs, elevated interest rates and heightened geopolitical tensions having various levels of impacts in North America, China and EMEA. On February 1, 2025, the U.S. signed an executive order, effective February 3, 2025, whereby the U.S. will apply additional tariffs on imported goods from Canada, Mexico, and China. Since this announcement, the tariffs to be applied to Canada and Mexico have been suspended for an additional month. The impact of the U.S. tariffs and retaliatory actions by other countries could be substantial. We are currently assessing the impacts these tariffs could have on the organization, and we believe that the international nature of our organizational structure will allow us to mitigate some of the financial impact of these potential tariffs The war in Ukraine continues to have widespread economic repercussions, particularly in Europe. The ongoing Israel-Hamas conflict is disrupting stability in the Middle East, raising significant concerns about the potential for further escalation across the region. Inflation in North America, China and EMEA, while somewhat more controlled compared to the sharp increases in 2023, remains a challenge with some signs of cooling in the U.S. and Europe. Both the Federal Reserve and the European Central Bank (ECB) cut their main interest rates by 25 basis points in December, marking the third consecutive reduction in calendar year 2024 in both regions. While these are incrementally positive actions toward deflation, both economies continue to face uncertainties such as potential tariffs and policy changes from a new presidential administration in the U.S. and potential global trade frictions, macroeconomic fragmentation and geopolitical tensions the euro area. Recent policy actions in China signal a shift towards more proactive fiscal measures to stabilize consumption and support economic growth. While increasing travel and consumer spending due to relaxed COVID policies have provided some bright spots in 2024, China's economy continues to face challenges from a weakened real estate market and declining exports.

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

The market demand in our Motive Power segment remains healthy, but we saw a decrease in demand in the Class 8 truck market in the first half of our fiscal year 2025 that continued into the third quarter, which impacted the Specialty segment. The cyclical capex pauses in the Communication market has decreased demand in the Energy Systems segment since our second quarter fiscal 2024, but we saw some improved order rates in the second and third quarters of fiscal 2025.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2025, we have experienced a range in lead prices from approximately $1.00 per pound to $0.90 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper since the beginning of fiscal year 2025.
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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $947.4 million (yielding a primary operating capital percentage of 26.1%) at December 29, 2024, $852.9 million (yielding a primary operating capital percentage of 23.4%) at March 31, 2024 and $911.6 million at December 31, 2023 (yielding a primary operating capital percentage of 26.5%). The primary operating capital percentage of 26.1% at December 29, 2024 increased by 270 basis points compared to March 31, 2024 and decreased 40 basis points compared to December 31, 2023. The increase in primary operating capital percentage at December 29, 2024 compared to March 31, 2024 was primarily due to the addition of Bren-Tronics balances as well as increases to inventory for strategic build up and decreases to accounts payable levels due to timing of payments this quarter. Accounts receivable amounts increased comparatively mainly due to longer termed collections from customers compared to the fourth fiscal quarter of the prior fiscal year. The slight decrease in primary operating capital percentage at December 29, 2024 compared to December 31, 2023 was due to improved inventory management actions and easing of supply chain constraints compared to the third quarter of fiscal 2024.

Primary operating capital and primary operating capital percentages at December 29, 2024, March 31, 2024 and December 31, 2023 are computed as follows:

($ in Millions)	December 29, 2024	March 31, 2024	December 31, 2023
Accounts receivable, net	$545.2	$524.7	$498.5
Inventory, net	753.4	697.7	755.2
Accounts payable	(351.2)	(369.5)	(342.1)
Total primary operating capital	$947.4	$852.9	$911.6
Trailing 3 months net sales	$906.2	$910.7	$861.6
Trailing 3 months net sales annualized	$3,624.8	$3,642.8	$3,446.4

Primary operating capital as a % of annualized net sales	26.1%	23.4%	26.5%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $463 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $375 million at December 29, 2024, availability subject to credit agreement financial covenants.

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

On December 23, 2024 and December 24, 2024 , the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150 million, maturing on June 15, 2028 and December 15, 2026, respectively.

During the nine months of fiscal 2025, we purchased 1,176,436 shares for $113.9 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $44.7 million or 5.2% in the third quarter of fiscal 2025 as compared to the third quarter of fiscal 2024. This increase was the result of a 2% increase in organic volume and a 2% increase in pricing, and a 3% increase in acquisitions, partially offset by a 2% decrease in foreign currency translation.

Net sales decreased $28.3 million or 1.1% in the nine months of fiscal 2025 as compared to the nine months of fiscal 2024. This decrease was due to an 1% decrease in organic volume, a 1% decrease in pricing, and a 1% decrease in foreign currency translation, partially offset by a 2% increase in acquisitions.

Segment sales

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$389.2	43.0%	373.5	43.4%	$15.7	4.2%
Motive Power	358.9	39.6	355.4	41.3	3.5	1.0
Specialty	155.2	17.1	132.6	15.4	22.6	17.0
Other	2.9	0.3	—	—	2.9	NM
Total net sales	$906.2	100.0%	$861.5	100.0%	$44.7	5.2%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,132.3	42.9%	$1,220.6	45.7%	$(88.3)	(7.2)%
Motive Power	1,091.8	41.3	1,061.4	39.7	30.4	2.9
Specialty	415.8	15.7	389.1	14.6	26.7	6.8
Other	2.9	0.1	—	—	2.9	NM
Total net sales	$2,642.8	100.0%	$2,671.1	100.0%	$(28.3)	(1.1)%

Net sales of our Energy Systems segment in the third quarter of fiscal 2025 increased $15.7 million or 4.2% compared to the third quarter of fiscal 2024. This increase was due to an 6% increase in organic volume, partially offset by a 2% decrease in foreign currency translation. This increase in sales was driven by improved volumes from the early stages of the return of spending from network communication customers. Net sales of our Energy Systems segment in the nine months of fiscal 2025 decreased $88.3 million or 7.2% compared to the nine months of fiscal 2024. This decrease was due to a 5% decrease in organic volume, a 1% decrease in pricing, and a 1% decrease in foreign currency translation. This decrease in sales was driven by capital spending pauses of our network communications customers particularly of our higher margin power electronics products in the first half of the year, partially offset by robust data center sales.

Net sales of our Motive Power segment in the third quarter of fiscal 2025 increased by $3.5 million or 1.0% compared to the third quarter of fiscal 2024. This increase was primarily due to a 1% increase in organic volume and a 2% increase in pricing, partially offset by a 2% decrease in foreign currency translation. Volumes were muted due to a plant disruption from a customer in EMEA in the quarter. Net sales of our Motive Power segment in the nine months of fiscal 2025 increased by $30.4 million or 2.9% compared to the nine months of fiscal 2024. This increase was primarily due to a 4% increase in organic volume, partially offset by a 1% decrease in foreign currency translation. We continue to benefit from increased volumes of our maintenance-free thin plate pure lead and lithium product sales mix in the nine months.

Net sales of our Specialty segment in the third quarter of fiscal 2025 increased by $22.6 million or 17.0% compared to the third quarter of fiscal 2024. The increase was primarily due to a 21% increase from acquisitions and a 2% increase in pricing, partially offset by a 6% decrease in organic volume. Net sales of our Specialty segment in the nine months of fiscal 2025 increased by $26.7 million or 6.8% compared to the nine months of fiscal 2024. The increase was primarily due to a 11% increase from acquisitions, partially offset by a 4% decrease in organic volume. This increase in sales for the quarter and nine months was primarily driven by increased volumes in Aerospace and Defense including impacts from the Bren-Tronics acquisition, partially offset by decreased demand in OEM transportation customers.

Gross Profit

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$298.2	32.9%	$248.6	28.9%	$49.6	19.9%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$788.7	29.8%	$728.5	27.3%	$60.2	8.3%

Gross profit increased $49.6 million or 19.9% in the third quarter and increased $60.2 million or 8.3% in the nine months of fiscal 2025 compared to the comparable periods of fiscal 2024. Gross profit, as a percentage of net sales, increased 400 basis points and increased 250 basis points in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024. The increase in the gross profit margin in the current quarter and nine months reflects greater impact of IRA benefits compared to the same periods in fiscal year 2024 as well as improved mix from higher margin maintenance-free sales and accretive impact of Bren-tronics margins. The additional IRA benefits recognized in the period represent further revised IRS guidance expanding qualified products and a catch up adjustment relating to prior periods.

Operating Items

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$154.3	17.0%	$143.9	16.7%	$10.4	7.2%
Restructuring and other exit charges	$1.2	0.1%	$6.1	0.7%	$(4.9)	(80.0)%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$446.0	16.9%	$432.3	16.2%	$13.7	3.2%
Restructuring and other exit charges	$9.3	0.4%	$19.6	0.7%	$(10.3)	(52.2)%

Operating expenses, as a percentage of sales, increased 30 basis points and increased 70 basis points in the third quarter and nine months of fiscal 2025, compared to the comparable periods of fiscal 2024. The increases are primarily a result of the Bren-Tronics acquisition, increased investment in Fast Charge and Storage, and other payroll costs net of Energy Systems's cost savings.

Selling expenses, a main component of operating expenses, decreased $1.1 million or 2% in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024, and decreased 44 basis points as a percentage of net sales. In the nine months of fiscal 2025, selling expenses decreased by $9.5 million or 5.5% compared to the nine months of fiscal 2024 and decreased 29 basis points as a percentage of net sales. The decrease in selling expenses as a percentage of sales in the current quarter is a result of our cost reduction initiatives in Energy Systems during the fiscal year.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our third quarter and nine months of fiscal 2025 operating results of Energy Systems were restructuring charges of $0.1 million and $3.9 million respectively. Included in our third quarter and nine months of fiscal 2025 operating results of Motive Power were restructuring charges of $0.0 million and $0.8 million, respectively. Included in our third quarter and nine months of fiscal 2025 operating results of Specialty were restructuring charges of $0.0 million and $0.4 million, respectively.

Included in our third quarter and nine months of fiscal 2024 operating results of Energy Systems were restructuring charges of $0.0 million and $2.7 million, respectively. Included in our third quarter and nine months of fiscal 2024 operating results of Motive Power were restructuring charges of $0.9 million and $1.8 million, respectively.

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

During the nine months of fiscal 2025, the Company recorded cash charges of $0.7 million primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.6 million. Cash charges are estimated to total $9.7 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

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

During the nine months of fiscal 2025, the Company recorded cash charges of $0.9 million primarily related to relocation costs.

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

During the nine months of fiscal 2025, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $0.4 million.

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

We currently estimate that the total charges for these actions will amount to approximately $60.0 million of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs were estimated to be $20.0 million. The majority of these charges have been recorded as of January 1, 2023. These actions resulted in the reduction of approximately 200 employees.

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

During the nine months of fiscal 2025, the Company recorded cash charges of $1.9 million relating primarily to site cleanup and $0.3 million of non-cash charges relating to accelerated depreciation of fixed assets.

Operating Earnings

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$25.3	6.5%	$14.3	3.8%	$11.0	76.5%
Motive Power	52.7	14.7	52.8	14.8	(0.1)	(0.1)
Specialty	9.5	6.2	7.5	5.7	2.0	27.5
Corporate and other (2)	67.8	7.5	55.7	6.5	12.1	21.6
Subtotal	155.3	17.1	130.3	15.1	25.0	19.2
Inventory adjustment relating to exit activities - Energy Systems	—	—	(16.1)	(4.3)	16.1	NM
Inventory adjustment related to recent acquisitions - Specialty	(1.1)	(0.7)	—	—	(1.1)	NM
Restructuring and other exit charges - Energy Systems	(0.1)	—	(2.4)	(0.6)	2.3	(96.0)
Restructuring and other exit charges - Motive Power	(1.0)	(0.3)	(2.9)	(0.8)	1.9	(65.6)
Restructuring and other exit charges - Specialty	(0.1)	(0.1)	(0.8)	(0.6)	0.7	(85.2)
Amortization of intangible assets - Energy Systems	(5.8)	(1.5)	(6.0)	(1.6)	0.2	(3.9)
Amortization of intangible assets - Motive Power	(0.2)	(0.1)	(0.2)	—	—	9.4
Amortization of intangible assets - Specialty	(2.4)	(1.6)	(0.7)	(0.5)	(1.7)	NM
Intangibles Impairment - Energy Systems	—	—	(6.0)	(1.6)	6.0	NM
Integration costs - Energy Systems	—	—	(0.1)	—	0.1	(86.5)
Integration costs - Specialty	(1.6)	(0.5)	—	—	(1.6)	NM
Acquisition activity expense - Motive	—	—	—	—	—	NM
Acquisition activity expense - Specialty	—	—	—	—	—	NM
Other - Energy Systems	(0.2)	—	(2.3)	(0.6)	2.1	NM
Other - Motive Power		—	(0.2)	—	0.2	NM
Other - Specialty	(0.1)	—	—	—	(0.1)	NM
Total operating earnings	$142.7	15.7%	$92.6	10.7%	$50.1	54.1%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration and construction of a new lithium plant as well as sales and expenses from the New Ventures operating segment.

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$68.5	6.1%	$69.6	5.7%	$(1.1)	(1.3)%
Motive Power	166.3	15.2	156.5	14.7	9.8	6.2
Specialty	21.9	5.2	22.9	5.9	(1.0)	(4.8)
Corporate and other (2)	118.9	4.5	92.0	3.4	26.9	29.2%
Subtotal	375.6	14.2	341.0	12.8	34.6	10.1
Inventory adjustment relating to exit activities - Energy Systems	—	—	(16.1)	(1.3)	16.1	NM
Inventory adjustment relating to exit activities - Specialty	—	—	(3.1)	(0.8)	3.1	NM
Inventory adjustment related to recent acquisitions - Specialty	(3.0)	(0.7)	—	—	(3.0)	NM
Restructuring and other exit charges - Energy Systems	(4.6)	(0.4)	(5.1)	(0.4)	0.5	(9.0)
Restructuring and other exit charges - Motive Power	(3.5)	(0.3)	(7.9)	(0.7)	4.4	(56.2)
Restructuring and other exit charges - Specialty	(1.2)	(0.3)	(6.6)	(1.7)	5.4	(80.7)
Amortization of intangible assets - Energy Systems	(17.8)	(0.7)	(18.5)	(1.5)	0.7	(3.5)%
Amortization of intangible assets - Motive Power	(0.6)	(0.1)	(0.5)	—	(0.1)	8.6%
Amortization of intangible assets - Specialty	(5.1)	(1.2)	(2.1)	(0.5)	(3.0)	NM
Intangibles impairment - Energy Systems	—	—	(6.0)	(0.5)	6.0	NM
Integration costs - Energy Systems	(0.2)	—	(0.4)	—	0.2	(41.0)%
Integration costs - Specialty	(3.4)	(0.3)	—	—	(3.4)	NM
Acquisition activity expense - Motive	—	—	(0.2)	—	0.2	NM
Acquisition activity expense - Specialty	(2.5)	(0.6)	—	—	(2.5)	NM
Other - Energy Systems	(0.2)	—	(3.1)	(0.3)	2.9	NM
Other - Motive Power	—	—	(0.6)	—	0.6	NM
Other - Specialty	(0.1)	—	(0.2)	(0.1)	0.1	NM
Total operating earnings	$333.4	12.6%	$270.6	10.1%	$62.8	23.2%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration and construction of a new lithium plant as well as sales and expenses from the New Ventures operating segment.

Operating earnings increased $50.1 million or 54.1% and increased $62.8 million or 23.2% in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024. Operating earnings, as a percentage of net sales, increased 500 basis points and 250 basis points in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024.

The Energy Systems operating earnings, as a percentage of sales, increased 270 basis points and 40 basis points in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024. The increase for the nine months benefited from lower operating expenses from restructuring programs and for the quarter we also benefited from higher volumes as network communication spending begins to return.

The Motive Power operating earnings, as a percentage of sales, decreased 10 basis points and increased 50 basis points in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024. The slight decrease in the quarter was driven by foreign currency impacts and higher operating expenses mitigated by improved price/mix. Additionally the increase in the nine months continues to be driven by volume growth in addition to favorable commodity costs.

The Specialty operating earnings, as a percentage of sales, increased 50 basis points and decreased 70 basis points in the third quarter and nine months of fiscal 2025, respectively, compared to the third quarter and nine months of fiscal 2024. The increase for the quarter is a result of the accretive Bren-Tronics acquisition, partially offset by declines in transportation OEM volume. The decrease for the nine months is a result of the volume declines from the transportation OEM customers which outweighed the improvements from the Bren-Tronics acquisition.

Interest Expense

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$14.9	1.6%	$11.7	1.4%	$3.2	26.8%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$38.4	1.5%	$39.1	1.5%	$(0.7)	(2.2)%

Interest expense of $14.9 million in the third quarter of fiscal 2025 (net of interest income of $1.4 million) was $3.2 million higher than the interest expense of $11.7 million in the third quarter of fiscal 2024 (net of interest income of $0.8 million).

Interest expense of $38.4 million in the nine months of fiscal 2025 (net of interest income of $3.1 million) was $0.7 million lower than the interest expense of $39.1 million in the nine months of fiscal 2024 (net of interest income of $2.0 million).

The increase in interest expense in the third quarter of fiscal 2025 and the decrease in the nine months of fiscal 2025 is primarily due to higher borrowing levels in the comparable quarter where the nine months benefited from slightly lower interest rates. Our average debt outstanding was $1,284.7 million and $1,096.3 million in the third quarter and nine months of fiscal 2025, compared to $970.5 million and $1,008.4 million in the third quarter and nine months of fiscal 2024.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.5 million for the third quarter and nine months of fiscal 2025 and $0.4 million and $1.2 million in the third quarter and nine months of fiscal 2024.

Other (Income) Expense, Net

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$1.1	0.1%	$2.2	0.3%	$(1.1)	(50.4)%
NM = not meaningful

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$4.8	0.2%	$5.9	0.2%	$(1.1)	(17.8)%
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2025 was expense of $1.1 million compared to expense of $2.2 million in the third quarter of fiscal 2024. Other (income) expense, net in the nine months of fiscal 2025 was expense of $4.8 million compared to expense of $5.9 million in the nine months of fiscal 2024. Foreign currency impact resulted in a gain of $2.2 million and a gain of $4.2 million in the third quarter and nine months of fiscal 2025, respectively, compared to a foreign currency gain of $0.4 million and a gain of $3.2 million in the third quarter and nine months of fiscal 2024, respectively.

Earnings Before Income Taxes

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$126.7	14.0%	$78.7	9.1%	$48.0	61.1%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$290.2	11.0%	$225.6	8.4%	$64.6	28.6%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2025 increased $48.0 million, or 61.1%, compared to the third quarter of fiscal 2024 and increased $64.6 million, or 28.6% in the nine months of fiscal 2025 compared to the nine months of fiscal 2024.

Income Tax Expense

	Quarter ended December 29, 2024		Quarter ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$11.9	1.3%	$2.5	0.3%	$9.4	NM
Effective tax rate	9.4%		3.2%		6.2%

	Nine months ended December 29, 2024		Nine months ended December 31, 2023		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$23.0	0.9%	$17.4	0.7%	$5.6	32.1%
Effective tax rate	7.9%		7.7%		0.2%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2025 and 2024 was based on the estimated effective tax rates applicable for the full years ending March 31, 2025 and March 31, 2024, respectively, after giving effect to items specifically related to the interim periods. Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which we operate, changes in tax laws and the amount of our consolidated earnings before taxes.

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

The consolidated effective income tax rates for the third quarter of fiscal 2025 and 2024 were 9.4% and 3.2% and for the nine months of fiscal 2025 and 2024 were 7.9% and 7.7%. The rate increase in the third quarter compared to the prior year period is primarily due to the interim period allocation of annual tax due to the significant increase in quarterly earnings, impact of Pillar 2 and mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2025 compared to the prior year periods are primarily due to a discrete foreign exchange tax benefit related to undistributed earnings in first quarter of fiscal 2024, impact of Pillar 2, and mix of earnings among tax jurisdictions, offset primarily by a discrete tax benefit as a result of Varian in fiscal 2025.

Foreign income as a percentage of worldwide income is estimated to be 48% for fiscal 2025 compared to 52% for fiscal 2024. The foreign effective tax rates for the nine months of fiscal 2025 and 2024 were 15% and 11%, respectively. The foreign effective tax rate increase in the third quarter compared to the third quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2025 and fiscal 2024 and were taxed at an effective income tax rate of approximately 11% and 9%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $125.1 million in the nine months of fiscal 2025 compared to $320.2 million of cash provided in the nine months of fiscal 2024, with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, prepaid and other current assets, accrued expenses and accounts payable. Inventory increased or used cash of $19.6 million, and accounts receivable increased or used cash of $24.2 million. Additionally, accounts payable decreased or used cash of $17.7 million. In the nine months of fiscal 2025, net earnings were $267.2 million, depreciation and amortization $74.4 million, stock-based compensation $20.3 million, allowance for doubtful debts of $1.9 million, non-cash interest of $1.4 million and, non-cash charges relating to exit charges $0.3 million. Prepaid and other current assets were a use of funds of $145.5 million, primarily from an increases of $119.7 million in income tax receivable, $15.5 million in contract assets, and $11.7 million in other prepaid expenses, partially offset by a decrease of $0.9 million in prepaid insurance . Accrued expenses were a use of funds of $34.8 million primarily from decrease in tax accruals of $32.5 million, payroll related payments of $13.6 million net of accruals, other miscellaneous accruals of $3.0 million, and sales related accruals of $1.0 million, partially offset by $8.1 million in accrued interest net of interest payments, $5.2 million in contract liabilities and deferred income, and warranty accruals of $1.9 million.
In the nine months of fiscal 2024, operating activities provided cash of $320.2 million, with the increase in operating cash resulting mainly due to net earnings and activity in accounts receivable, inventory, and accounts payable. Accounts receivable decreased or provided cash of $139.5 million, and inventory decreased or provided cash of $27.4 million. Additionally, accounts payable decreased or used cash of $45.7 million. These results were due to lower sales in the period compared to the fourth quarter of fiscal 2023. In the nine months of fiscal 2024, net earnings were $208.2 million, depreciation and amortization $68.3 million, stock-based compensation $22.9 million, non-cash charges relating to exit charges $21.5 million, impairment of trademarks $6.0 million, allowance for doubtful debts of $1.9 million, derivative losses of $0.7 million, derivatives cash settlements of $0.2 million, and non-cash interest of $1.2 million. Prepaid and other current assets were a use of funds of $3.6 million, primarily from an increase of $6.9 million in prepaid taxes, $4.0 million in other prepaids, and $1.4 million in prepaid insurance partially offset by a decrease of $8.7 million in other prepaid expenses, such as non-trade receivables and other advances. Accrued expenses were a use of funds of $126.9 million primarily from decrease in tax accruals of $101.3 million, other miscellaneous accruals of $3.1 million, payroll related payments of $16.0 million net of accruals, decrease to sales related accruals of $3.0 million, and interest payments net of accruals of $5.9 million, partially offset by $2.4 million in restructuring and warranty accruals of $1.8 million.

Investing activities used cash of $307.5 million in the nine months of fiscal 2025, which primarily consisted of the Bren-Tronics acquisition of $206 million, capital expenditures of $90.8 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Investing activities used cash of $65.2 million in the nine months of fiscal 2024, which primarily consisted of capital expenditures of $59.0 million relating to plant improvements and $8.3 million relating to the purchase of a business partially offset by $2.0 million in proceeds from sale of disposed property, plant, and equipment.

Financing activities provided cash of $328.9 million in the nine months of fiscal 2025. During the nine months of fiscal 2025, we borrowed $650.0 million under the Second Amended Revolver and repaid $180.0 million of the Second Amended Revolver. Net repayments on short-term debt were $1.0 million. We purchased treasury stock totaling $113.9 million, paid cash dividends to our stockholders totaling $28.0 million, and received proceeds from stock options of $7.6 million. Payments for financing costs for debt modification were $0.4 million. We paid $8.0 million for taxes related to net share settlement of equity awards.

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
Currency translation had a negative impact of $16.6 million on our cash balance in the nine months of fiscal 2025 compared to the positive impact of $2.3 million in the nine months of fiscal 2024. In the nine months of fiscal 2025, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $129.8 million to $463.2 million, in the nine months of fiscal 2025 compared to a decrease of $14.0 million to $332.7 million, in the nine months of fiscal 2024.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2024 Annual Report. As of December 29, 2024, we had no significant changes to our contractual obligations table contained in our 2024 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 29, 2024 are $18.9 million (pre-tax). Those contracts that result in an asset position at December 29, 2024 are $3.4 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

We hedge our net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and Euro. On September 29, 2022, we executed cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150 million, maturing on December 15, 2027. On July 2, 2024, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150 million, maturing on January 15, 2029. Additionally, on December 23, 2024 and December 24, 2024 , the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150 million, maturing on June 15, 2028 and December 15, 2026, respectively. Depending on the movement in the exchange rates between the U.S. dollar and Euro at maturity, the Company may owe the counterparties an amount that is different from the notional amount of $600 million.

Excluding our cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 29, 2024 and March 31, 2024 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $5.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 29, 2024	$64.3	70.3	$0.92	8%
March 31, 2024	50.0	53.0	0.94	8
December 31, 2023	50.6	52.5	0.96	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 29, 2024, lead purchased by December 29, 2024 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $53.0 million in the nine months of fiscal 2025.

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

At December 29, 2024 and December 31, 2023, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $75.5 million and $28.9 million, respectively.

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

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the Bren-Tronics acquisition on July 26, 2024 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Bren-Tronics. For the third quarter and nine months of fiscal 2025, Bren-Tronics accounted for approximately 3% and 2% of sales, respectfully, and as of December 29, 2024 approximately 6% of total assets.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2) (3)
September 30 - October 31, 2024	3,396	$98.58	—	$57,668,306
November 1 - November 30, 2024	395,587	97.93	395,587	218,927,402
December 1 - December 29, 2024	—	—	—	218,927,402
Total	398,983	$97.94	395,587

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $34.0 million.
(2) On March 9, 2022, the Company announced the establishment of a $150.0 million stock repurchase authorization, with no expiration date.
(3) On November 6, 2024, the Company announced the establishment of a $200.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended December 29, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) except as follows:

On August 26, 2024, David M. Shaffer, President and Chief Executive Officer and member of the board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Shaffer’s 10b5-1 Plan provided for the potential sale of up to 20,000 shares of EnerSys common stock, subject to certain conditions. The 10b5-1 Plan was satisfied in its entirety on November 25, 2024.

Item 5.03 Amendments to Articles of Incorporation or Bylaws

On and effective as of February 5, 2025, the Board of Directors of EnerSys amended its Fourth Amended and Restated Bylaws (as amended and restated, the “Bylaws”). The amendments to the Bylaws (the "Amendment"), among other things:

•update procedural and disclosure requirements for director nominations, including, among other things, to require a stockholders’ notice to request and include a completed questionnaire and voting commitment agreement;
•clarify the authority of the chair during annual or special meetings of stockholders;
•modify the Bylaws to incorporate the universal proxy requirements of SEC Rule 14a-19; and
•make clarifying changes to the majority voting standard for uncontested director elections.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, a copy of which is filed hereto as Exhibit 3.2 hereto and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2	Fifth Amended and Restated Bylaws (filed herewithin)

10.1	Award Agreement for Employees - Restricted Stock Units - 2023 EIP (filed herewithin)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: February 5, 2025