Form 10-K
period 2025-03-31
EnerSys
filed 2025-05-21
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2025 or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 29, 2024: $4,044,296,368 (1) (based upon its closing transaction price on the New York Stock Exchange on September 27, 2024).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 16, 2025:                          39,196,215 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about July 31, 2025 are incorporated by reference in Part III of this Annual Report.

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
•risks involved in our operations such as supply chain issues, disruption of markets, changes in government priorities or budgets, including, but not limited to, guidance related to Section 45X of the Internal Revenue Code and implementation of grant awards by the U.S. Department of Energy, changes in import and export laws, changes in tariff rates, environmental regulations, currency restrictions and local currency exchange rate fluctuations;
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
For the Fiscal Year Ended March 31, 2025

PART I

ITEM 1.	BUSINESS

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions, and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center, and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklifts, automated guided vehicles ("AGVs"), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over-the-road trucks, premium automotive, portable power solutions for soldiers in the field, medical and security systems applications. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives, and our internal sales force around the world.

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
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing, and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military, aircraft, submarines, ships, other tactical vehicles, defense applications and portable power solutions for soldiers in the field, as well as medical devices and equipment.
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.
See Note 24 to the Consolidated Financial Statements for information on segment reporting.

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2025”, which refers to our fiscal year ended March 31, 2025. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2025 ended on June 30, 2024, September 29, 2024, December 29, 2024, and March 31, 2025, respectively. The four quarters in fiscal 2024 ended on July 2, 2023, October 1, 2023, December 31, 2023, and March 31, 2024, respectively.

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

Between fiscal years 2003 through 2025, we made thirty-six acquisitions around the globe. There were no significant acquisitions in fiscal 2023 or 2024. On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $206.4 million in cash consideration, as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The financial results contributed from this business are reported within our Specialty line of business.

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

Energy Systems

We compete principally with East Penn Manufacturing, Exide Technologies (Stryten), Fiamm, SAFT, Hoppecke, New Power, C&D Technologies Inc., Vertiv, ABB, Amphenol, Eltek (a Delta Group company), as well as Chinese producers.

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

Warranties

Warranties for our products vary by application and geographically and by product type and are competitive with other suppliers of these types of products. Generally, our Energy Systems product warranties range from one to twenty years, our Motive Power product warranties range from one to five years and from one to four years for Specialty transportation batteries. The length of our warranties is varied to reflect regional characteristics and competitive influences. In some cases, our warranty period may include a pro rata period, which is typically based around the design life of the product and the application served. Our warranties generally cover defects in workmanship and materials and are limited to specific usage parameters.

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

Employees

At March 31, 2025, we had approximately 10,858 employees. Of these employees, approximately 28% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 8% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2025.

Information about Our Executive Officers
As of May 21, 2025, our executive officers are:

David M. Shaffer, age 60, President and Chief Executive Officer. Mr. Shaffer has been a director of EnerSys and has served as our President and Chief Executive Officer since April 2016. Prior thereto, he served as President and Chief Operating Officer since November 2014. From January 2013 through October 2014, he served as our President-EMEA. From 2008 to 2013, Mr. Shaffer was our President-Asia. Prior thereto he was responsible for our telecommunications sales in the Americas. Mr. Shaffer joined EnerSys in 2005 and has worked in various roles of increasing responsibility in the industry since 1989. Mr. Shaffer received his Masters of Business Administration degree from Marquette University and his Bachelor of Science degree in Mechanical Engineering from the University of Illinois.

Andrea J. Funk, age 55, Executive Vice President and Chief Financial Officer. Ms. Funk joined EnerSys in December 2018 and served as Vice President Finance, Americas. She was promoted to Executive Vice President & Chief Financial Officer effective April 1, 2022. Ms. Funk holds a Master of Business Administration degree from The Wharton School of Business, and a Bachelor of Science degree in accounting from Villanova University and was a certified public accountant. Previously, Ms. Funk served as Chief Financial Officer and then Chief Executive Officer of Cambridge Lee Industries LLC from 2010-2018. Prior, she served in positions of increasing responsibility at Carpenter Technology, Arrow International, Rhone-Poulenc Rorer, Bell Atlantic Corporation and Ernst & Young. Since July 2017, Ms. Funk has served on the Board of Directors of Crown Holdings Inc., whose shares are traded on the New York Stock Exchange, and is a member of their Audit and Compensation Committees.

Shawn M. O’Connell, age 52, President and Chief Operating Officer. Since November 2024 Mr. O'Connell has served as our Chief Operating Officer. From November 2023 to November 2024, Mr. O’Connell served as our President, Energy Systems Global. Prior thereto, Mr. O’Connell served as President, Motive Power Global since July 2020. From April 2019 through July 2020, he served as our President, Motive Power, our Vice President – Reserve Power Sales and Service for the Americas from

February 2017, and Vice President, EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Chad C. Uplinger, age 53, President Motive Power Global. Mr. Uplinger has served as our President, Motive Power Global since November 2023. Prior to that, he served as Vice President, Motive Power, Americas since November 2017, General Manager of Motive Power Specialty Markets since April 2013, and District Manager in the Mid-Atlantic Region since April 2002. Mr. Uplinger began his career with EnerSys in 1999 and has held various roles in sales and marketing throughout the Motive Power business. Mr. Uplinger earned a Bachelor of Science in Marketing Management from PennWest California.

Mark E. Matthews, age 51, President, Specialty Global and Acting Chief Technology Officer. Mr. Matthews has served as our President, Specialty Global since April 1, 2024. Prior thereto, he served as our Senior Vice President Specialty Global since July 2020 and as Vice President, EnerSys Advance Systems since January 2017, and Senior Director of Sales and Marketing from September 2016 to January 2017. Mr. Matthews has over 25 years of experience in energy storage and battery technology. He started his career as a lithium battery engineer and has worked various engineering, sales, and operational leadership roles within the battery industry before joining EnerSys in 2016. Mr. Matthews earned a Bachelor of Science Degree in Engineering Management with an emphasis in chemical engineering, from Missouri University of Science and Technology.

Keith D. Fisher, age 50, President, Energy Systems Global. Mr. Fisher has served as our President, Energy Systems Global since January 2025. Prior to joining EnerSys, he had a 27-year distinguished career at Honeywell, where he served in various roles throughout the organization, most recently as President of Honeywell Intelligrated from February 2022 through December 2024, President Honeywell Building Solutions from November 2021 through January 2022, Vice President & General Manager of Honeywell Building Technologies Global Services from May 2019 through October 2021, Vice President & General Manager of Honeywell Aerospace Mechanical Components Business from May 2014 through April 2019, and Vice President of Honeywell Aerospace Engine Component Customers from February 2011 through April 2014. Mr. Fisher received his Master of Business Administration degree in from Emory University, and his Bachelor of Science degree in Materials Science and Engineering from Lehigh University.

Environmental Matters and Climate Change Impacts

We are committed to the preservation of natural resources, protection of the environment, and training our employees to perform their duties accordingly. In the manufacture of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and evolving environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. In addition, we are required to comply with the regulation issued from the European Union called Registration, Evaluation, Authorization and Restriction of Chemicals or “REACH”. Under the regulation, companies that manufacture or import more than one ton of a covered chemical substance per year are required to register it in a central database administered by the European Chemicals Agency. The registration process requires the submission of information to demonstrate the safety of chemicals as used and could result in significant costs or delay the manufacture or sale of our products in the European Union. Additionally, industry associations and their member companies, including EnerSys, have scheduled meetings with the European Union member countries to advocate for their support of an exemption for lead compounds. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws and regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time, we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, can bring personal injury or other claims against us due to the presence of, or their exposure to, hazardous substances used, stored, transported or disposed of by us or contained in our products.

Environmental and safety certifications

Twenty-two of our facilities in the Americas, EMEA and APAC are certified to ISO 14001. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Thirteen facilities in EMEA and APAC are certified to ISO 45001. The ISO 45001 is a globally recognized occupational health and safety management systems standard.

Climate change impacts

The potential impact of climate change on our operations is uncertain. The changing climate may result in new and erratic weather patterns, increases in the frequency or severity of storms, increased and decreased temperatures and rising sea levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and major changes in historical weather patterns could have a notable impact on our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a significant period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work (an area of potential revenue generation), it often also can result in delays or other negative consequences for our manufacturing operations, or challenges to the consistent delivery of materials from our supply chain or of our products to distributors, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in new regulations, regulatory actions or requirements to invest in energy efficiency, any of which could result in increased costs associated with our operations. We are aware of the various regulatory developments on climate (and other sustianbaility-related) disclosures from multiple jurisdictions, including the European Union’s Corporate Sustainability Reporting Directive. While we are following the progression of these rules, we are pleased to note that we are well prepared to meet their conditions at or before EnerSys would be required to do so. We released comprehensive Sustainability Reports in both 2022 and 2023, which are aligned with GRI and SASB standards. Included in these reports, we announced key, measurable environmental, social, and governance goals and objectives aimed at advancing progress in sustainability, reducing our environmental footprint and creating an inclusive and empowering workplace for all employees. We also issued our second Task Force of Climate Related Financial Disclosures (TCFD) Report in January 2024. As part of our growing sustainability commitment, we announced during fiscal year 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline), the United Nations CEO Water Mandate and the CEO Action for Diversity & Inclusion. In calendar 2023, we also submitted our CDP Climate Change disclosure to maintain transparency with our stakeholders and track our progress towards a low carbon society. We have conducted and published a climate risk analysis and have published our Scope 1, 2 and 3 emissions annually. We have set net-neutral goals for Scopes 1 (2040) and 2 (2050) and have marked consistent decreases in both overall carbon emissions as well as carbon intensity. In October, 2024 we published our Climate Action Plan Roadmap, detailing our plans to achieve our Scope 1 and 2 related climate goals. For fiscal year 2025, sustainability metrics were incorporated into the annual goals of our CEO and certain elements of employee compensation.

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

Quality Systems

We utilize a global strategy for quality management systems, policies and procedures, the basis of which is ISO 9001:2015, a worldwide recognized quality standard. We believe in the principles of this standard and reinforce the same by requiring mandatory certification to the ISO 9001 standard for all manufacturing locations globally. We also focus on plant certifications that serve specific industries such as AS9100 (Aerospace), ISO 13485:2016 (Medical Devices), ISO/TS 22163:2017 (Rail), IATF 16949:2016 (Automotive) and ISO 19443 (Nuclear). We have also acquired our first Lithium-Ion product certification in accordance with ISO 26262 (Product Safety).

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

Creating a positive employee experience throughout the talent lifecycle is key to a highly stable and engaged workforce and a critical element in meeting strategic business goals. Our Board of Directors, through the Compensation Committee and the Nominating and Corporate Governance Committee, retains oversight of our human capital management process, including talent development, employee retention, material aspects of employee compensation, as well as our People Index as an indicator of cultural health. The Nominating and Corporate Governance Committee reports on human capital matters at each regularly scheduled Board of Directors meeting. The most significant human capital measures, objectives and initiatives include the following:

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

Everywhere for Everyone: We believe that success, in part, is built on a variety of perspectives and we are committed to fostering a workplace that values individual talent, supports professional growth and ensures ample opportunities for all employees. In both our recruiting and performance processes we measure talent on their merit in terms of knowledge, skills and experience and how well they reflect our company values. We do not tolerate discrimination or harassment of any nature. Individuals are evaluated based on merit, without concern for race, color, religion, national origin, citizenship, marital status, gender (including pregnancy), gender identity, gender expression, sexual orientation, age, disability, veteran status, or other characteristics protected by law. We are committed to providing equal opportunities to every member of our workforce. We cultivate our inclusive culture with robust business resource groups.

Giving Back: Through our Giving Back program, EnerSys is strongly committed to being an outstanding corporate citizen on a global basis in all the countries and communities where we do business. This commitment is reflected in a strong ethic for charitable contributions, endorsement of community activities, encouraging employees to give freely of their own time to serve on boards or committees for non-profit organizations and supporting educational programs in schools and colleges.

We established a Giving Back Committee to assist the Company in its philanthropic endeavors that support the communities in which we live and work. Additionally, we regularly sponsor volunteer events and fundraising campaigns, to encourage our employees to give back to our communities.

People Development and Performance Management: We are committed to developing a qualified and motivated workforce to power our continued innovation and growth. We provide opportunities for employees to gain the skills and knowledge they need to advance in the Company and fulfill their personal career goals.

We encourage continuous feedback between employees and managers, and employees receive formal development feedback from their manager through a quarterly 1:1 review meeting. These discussions encourage an open dialogue to identify and cultivate skills and opportunities and plan for career growth. We encourage and train our leaders to facilitate effective conversations and measure the effectiveness of these conversations by surveying our employees to monitor leadership effectiveness. In addition to training and development opportunities, all new employees are required to participate in trainings to introduce them to the EnerSys business, our strategy, culture and philosophies. We encourage all our employees to engage in mentoring, ongoing training, professional development and educational advancement programs. Through our established EnerSys Academy, we provide employees worldwide with resources to expand their skills and knowledge on a broad scope of relevant topics, to promote their growth and development.

Compensation and Benefits: To attract, retain and recognize talent, we aim to ensure merit-based compensation practices and strive to provide competitive compensation and benefit packages to our workforce. We provide employee wages that are consistent with employee positions, skill levels, experience, knowledge and geographic location. We align our executives’ and eligible employees’ annual bonus opportunity and long-term equity compensation with our stockholders’ interests by linking realizable pay with company financial performance. In addition, we perform annual pay equity studies to evaluate our global pay practices across the organization and routinely audit pay practices globally to ensure compliance with local, state, municipality, country and/or federal law.

Sustainability

At EnerSys, we understand that an effective business strategy must also be one that evaluates and addresses environmental, social governance risk factors as well as opportunities to leverage sustainable operations and ethical behavior as a means of driving business value. To that end, we continue to integrate the fundamental values of sustainability into our everyday operations and future business strategies. Our Sustainability Team coordinates our environmental, social and governance efforts with respect to climate change management, product sustainability, operations, and supply chain management and corresponding sustainability-specific disclosures.

Sustainability, reliability and resilience are at the core of who we are and what we do at EnerSys every day. Our products help tackle some of our world’s most significant challenges, be it efficient and affordable distribution of goods, grid reliability, telecommunications, medical safety or addressing the impacts of climate change and decarbonization,. Our batteries and energy storage solutions are part of building a resilient, low-carbon future.

Sustainability at EnerSys is, however, about more than just the benefits and impacts of our products. Our commitment encompasses essential environmental, social and governance issues fundamental to how we manage our own operations. Optimizing our natural resource management, minimizing our environmental footprint and providing a safe and inclusive workplace for our employees are top priorities for EnerSys. Being an excellent neighbor and good corporate citizen in the communities where we work and live is extremely important as well. Our products facilitate positive environmental, social and economic impacts around the world. We believe that the power systems and energy management sector have a key role to play in finding innovative solutions to address global climate change. Our Climate Change policy underscores our goal to carry out all business activities in a sustainable manner. Our Environmental Policy and practices aim to protect, conserve, and sustain the world’s natural resources, as well as to protect our customers and the communities in which we live and operate. As one example of this, we offer a complete battery recycling program to assist our customers in preserving natural resources and comply with recycling and waste disposal regulations.

Relationships between EnerSys and our suppliers must be based on mutual respect and integrity. Our strategic sourcing, purchasing and quality teams strive to maintain the highest standards and principles of business ethics, courtesy and competence in dealings and transactions with suppliers. Our code of supplier conduct reflects our commitment to the values of honesty, integrity, respect, and responsibility. We expect our suppliers will share and embrace our values, as well as our commitment to regulatory compliance.

We have a sustainability steering committee, which includes members of senior management and maintain a dedicated team to further support the ongoing development of our sustainability program. Our Board of Directors oversees our programs related to matters of corporate responsibility and sustainability performance, including climate change, through the Nominating and Corporate Governance Committee. We publish an annual Sustainability Report, including environmental, social and governance data, as well as a Task Force on Climate Related Financial Disclosures report and submission to the CDP. We are members of United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)), and the United Nations CEO Water Mandate. These actions demonstrate the strength and commitment to sustainability throughout the organization worldwide.

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

Our plan to grow the volume and profitability of our energy storage products depends on significant lithium-ion battery cell production, including by our partner Verkor SAS at a proposed gigafactory in South Carolina. If we are unable to commence, or, when opened, otherwise do not maintain and grow, our respective operations, if we cannot execute our strategy, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results. Additionally, the start-up of operations after such project has been completed is also subject to risk. In addition, in order to complete the construction of the proposed gigafactory, we are relying upon, among other things, short-term and long-term incentive packages through South Carolina and Greenville County, federal funding and benefits under Section 45X of the Internal Revenue Code. Our ability to realize and procure these benefits is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of this project, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our $199 million funding from the U.S. Department of Energy ("DOE") is subject to review and will be subject to negotiation of specific terms and contingent on our compliance with the requirements negotiated with the DOE.

In January 2025, we entered into an agreement with the DOE's Office of Manufacturing and Energy Supply Chains for a $199 million award to support the construction of a new lithium-ion cell production facility in Greenville, South Carolina. Since that time, the issuance of certain executive orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the IRA pending a 90-day review period. We are currently evaluating these executive orders and other related memoranda to determine what, if any, impact they might have on or our previously announced DOE funding. If the DOE proceeds with our funding as planned, such funding will additionally remain subject to certain compliance obligations and other terms and conditions.

Cost increases, supply disruptions or shortages of any of our battery components, such as electronic and mechanical parts, or the raw materials used in the production of such parts could adversely affect our business.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. For example, a global shortage and component supply disruptions of electronic and other battery components is currently being reported, and the full impact to us is not yet known. Additionally, the U.S. government has recently imposed, and is currently considering imposing, tariffs on certain trade partners. Other shortages and component supply disruptions could affect the supply of electronic components and raw materials (such as resins and other raw metal materials) that go into the production of our products. Cost increases or supply interruptions could materially and negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for battery cells. These risks include, but are not limited to:

•supply shortages caused by the inability or unwillingness of our suppliers and their competitors to build or operate component production facilities to supply the numbers of battery components required to support the rapid growth of the electric vehicle industry and other industries in which we operate as demand for such components increases;
•changes in import and export laws, including, but not limited to, sanctions, tariffs, and other economic measures;
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

Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Approximately 40% of net sales were generated outside of the United States in fiscal 2025. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, including the effects of inflation, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc, may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. In addition, we have balance sheet foreign currency positions that benefit from a stronger U.S. dollar and weak euro and may impact other income expense and equity on the balance sheet.

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

In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals, renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the Internal Revenue Code ("IRC") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses. Effective December 14, 2023, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide guidance on the production tax credit requirements under IRC Section 45X (the "Final Regulations"). The Final Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.

While Section 45X of the IRC provides for substantial tax benefits for us, there is some uncertainty as to how these provisions will be interpreted and implemented. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives that we currently hope to benefit from. Any reduction, elimination, or discriminatory application or expiration of Section 45X of the IRC may materially adversely affect our future operating results and operations.

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

As of March 31, 2025, we had $1,113 million of total consolidated debt (including finance leases). This level of debt could:

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

In particular, the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The FCPA applies to companies, individual directors, officers, employees and agents. Under the FCPA, U.S. companies may be held liable for actions taken by strategic or local partners or representatives. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Certain of our customer relationships outside of the U.S. are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-

bribery laws. Despite meaningful measures that we undertake to facilitate lawful conduct, which include training and internal control policies, these measures may not always prevent reckless or criminal acts by our employees or agents. As a result, we could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction and result in a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

Our Board of Directors has authorized one share repurchase program. This program authorizes the repurchase of up to $200 million of our common stock, of which authority. The other program authorizes the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. As of March 31, 2025, approximately $178.9 million remains available under the two programs. Although our Board of Directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the market price of our stock. In addition, these programs could diminish our cash reserves.

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

Our most recent evaluation resulted in our conclusion that, as of March 31, 2025, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our results of operations or stock price.

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

The Company’s worldwide headquarters is located in Reading, Pennsylvania, U.S.A. Headquarters for our Americas and EMEA operations are located in Reading, Pennsylvania, U.S.A., and Zug, Switzerland, respectively. The following sets forth the Company’s principal owned or leased facilities:

Region and Property Use	Motive Power	Energy Systems	Specialty	Shared (1)
Americas:
Industrial (2)	3	7	2	2
Warehouse	6	3	3	5
APAC:
Industrial (2)	—	1	—	3
EMEA :
Industrial (2)	—	—	—	4
Total	9	11	5	14

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

From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 20 - Commitments, Contingencies and Litigation to the Consolidated Financial Statements, which is incorporated herein by reference.

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

Holders of Record

As of May 16, 2025, there were approximately 458 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2025, we did not issue any unregistered securities.

Dividends

During fiscal 2025, the Company’s quarterly dividend was $0.225 per share in the first quarter and $0.24 in the second, third, and fourth quarter. The Company declared aggregate regular cash dividends of $0.945, $0.85, and $0.70 per share in each of the years ended March 31, 2025, March 31, 2024 and 2023 respectfully.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)(3)
December 30, 2024 - January 31, 2025	—	$—	—	$218,927,402
February 1 - March 1, 2025	418,448	102.10	391,856	178,894,463
March 2 - March 31, 2025	852	101.74	—	178,894,563
Total	419,300	$102.10	391,856

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

Comparison Of Five Year Cumulative Total Return*
For Year Ended March 31, 2025

Among EnerSys, the NYSE Composite Index, and DJUSEC,

$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
EnerSys
NYSE Composite
Dow Jones US Electrical Components & Equipment

*$100 invested on March 31, 2020 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2025 and 2024, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2024 and 2023, has been omitted from this Form 10-K and can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is a world leader in stored energy solutions for industrial applications. We design, manufacture, and distribute energy systems solutions, and motive power batteries, specialty batteries, battery chargers, power equipment, battery accessories and outdoor equipment enclosure solutions to customers worldwide. Energy Systems, which combine power conversion, power distribution, energy storage, and enclosures, are used in the telecommunication, broadband, data center, and utility industries, uninterruptible power supplies, and numerous applications requiring stored energy solutions. Motive Power batteries and chargers are utilized in electric forklifts, automated guided vehicles ("AGVs"), and other industrial electric powered vehicles. Specialty batteries are used in aerospace and defense applications, large over-the-road trucks, premium automotive, portable power solutions for soldiers in the field, medical and security systems applications. New Ventures provides energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles. We also provide aftermarket and customer support services to over 10,000 customers in more than 100 countries through a network of distributors, independent representatives, and our internal sales force around the world.

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
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing, and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.

•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military, aircraft, submarines, ships, other tactical vehicles, defense applications and portable power solutions for soldiers in the field, as well as medical devices and equipment.
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

Current Market Conditions

Economic Climate

Global economic conditions are mixed with the impacts from the uncertainty surrounding U.S. tariffs, elevated interest rates and heightened geopolitical tensions having various levels of impacts in the Americas, China and EMEA. On February 1, 2025, the U.S. signed an executive order, effective February 3, 2025, whereby the U.S. will apply additional tariffs on imported goods from Canada, Mexico, and China. Since this announcement, the tariffs to be applied to Canada and Mexico were suspended pending negotiations. Subsequent to our fiscal year end, on April 2, 2025, the U.S. imposed significant tariff increases on China and other countries. In May 2025, the U.S. administration lowered tariffs on China and announced tariff agreements with other countries such as the U.K. The impact of the U.S. tariffs and retaliatory actions by other countries have been and could be substantial. We are currently assessing the impacts these tariffs could have on our Company, including our supply chain and customers' response to these dynamic macro conditions. We believe that the international nature of our organizational structure, supply chain management and our ability to pass through increased costs will allow us to mitigate most of the financial impact of these shifting market conditions.

The war in Ukraine continues to have widespread economic repercussions, particularly in Europe. The ongoing Israel-Hamas conflict is disrupting stability in the Middle East, raising significant concerns about the potential for further escalation across the region. Inflation in North America, China and EMEA, while somewhat more controlled compared to the sharp increases in 2023, remains a challenge with some signs of cooling in the U.S. and Europe. Both the Federal Reserve and the European Central Bank (ECB) cut their main interest rates by 25 basis points in December, marking the third consecutive reduction in calendar year 2024 in both regions. In April 2025, the ECB cut their interest rates by an additional 25 basis points, while the U.S. Federal Reserve held rates steady in May 2025. While these are incrementally positive actions toward deflation, both economies continue to face uncertainties such as potential tariffs and policy changes from the U.S. presidential administration and potential global trade frictions, macroeconomic fragmentation and geopolitical tensions in the euro area. Recent policy actions in China signal a shift towards more proactive fiscal measures to stabilize consumption and support economic growth, but China's economy continues to face challenges from a weakened real estate market and declining exports.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2025, we have experienced a range in lead prices from approximately $0.85 per pound to $1.00 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper and steel since the beginning of fiscal year 2025.

Customer Pricing

Our selling prices increased over the last several years to offset the volatile cost of commodities. Approximately 25% of our revenue is subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2024 and 2025, customer pricing has increased due to certain commodity prices and other costs having increased throughout the year.

Commodity prices fluctuated in fiscal 2025 versus fiscal 2024 and it is difficult to predict with certainty whether commodity prices will be higher or lower in future years. In aggregate, selling prices were higher in fiscal 2025 versus fiscal 2024 to offset our cost increases and align with the value of our product offerings. Given the lag related to increasing our selling prices for inflationary cost increase, on average our selling prices should be higher in fiscal 2026 versus fiscal 2025. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $932.2 million (yielding a primary operating capital percentage of 23.9%) at March 31, 2025 and $852.9 million (yielding a primary operating capital percentage of 23.4%) at March 31, 2024. The primary operating capital percentage of 23.9% at March 31, 2025 is 50 basis points higher than that for March 31, 2024, and 280 basis points lower than that for March 31, 2023. The change in the ratio is primarily due to an increase primarily related to higher sales at the end of the current period. Additionally Bren-Tronics provided additional outstanding balances of accounts receivables and accounts for the increase to inventory. Accounts payable increased due to seasonality.

Primary Operating Capital and Primary Operating Capital percentages at March 31, 2025, 2024 and 2023 are computed as follows:

($ in Millions)	March 31, 2025	March 31, 2024	March 31, 2023
Accounts receivable, net	597.9	$524.7	$637.8
Inventory, net	740.0	697.7	797.8
Accounts payable	(405.7)	(369.5)	(378.6)
Total primary operating capital	$932.2	$852.9	$1,057.0
Trailing 3 months net sales	$974.8	$910.7	$989.9
Trailing 3 months net sales annualized	$3,899.2	$3,642.8	$3,959.6

Primary operating capital as a % of annualized net sales	23.9%	23.4%	26.7%

Liquidity and Capital Resources

We believe that our financial position is strong. We have substantial liquidity with $343 million of available cash and cash equivalents and available and undrawn, under all lines of credit of approximately $653 million at March 31, 2025 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 4.0x EBITDA, as discussed in Liquidity and Capital Resources.

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

During fiscal 2025, our operating cash flow provided cash of $260.3 million, compared to $457.0 million in the prior year. The change in the operating cash flows in fiscal 2025 was a result of effect from AMPC's (defined in Critical Accounting Policies and Estimates) recognized in the year and higher receivables relating to higher sales in March than the previous years and additional balances outstanding from Bren-Tronics.

In fiscal 2025 and 2024, we repurchased 1,568,292 and 1,002,415 shares of common stock for $154.0 million and $95.7 million, respectively. In fiscal 2023, we repurchased 358,365 shares of common stock for $22.9 million.

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

Based on the results of the annual impairment test as of December 30, 2024, we determined that there was no goodwill impairment.
The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Based on the results of the annual impairment test as of December 30, 2024, we determined that there were no impairments to indefinite-lived trademarks. For additional information see Note 8 Notes to the Consolidated Financial Statements.
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

During the year ended March 31, 2025 and March 31, 2024, we recognized $184.6 million and $136.4 million, respectively, of Section 45X credits as a reduction to “Cost of sales”. There are currently several critical and complex aspects of the IRA. The uncertainty of changes to the current guidance could materially affect the benefits we have recognized and expect to recognize from the advanced manufacturing production credit. We will continue to evaluate the effects of IRA to the extent should more guidance is issued and the relevant implications to our Consolidated Financial Statements.

Results of Operations—Fiscal 2025 Compared to Fiscal 2024

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2025, compared to fiscal year ended March 31, 2024:

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,617.6	100.0%	$3,581.8	100.0%	$35.8	1.0%
Cost of goods sold	2,521.5	69.7	2,578.8	72.0	(57.3)	(2.2)
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	3.6	0.1	20.2	0.6	(16.6)	(82.1)
Gross profit	1,092.4	30.2	982.8	27.4	109.6	11.1
Operating expenses	608.7	16.8	589.6	16.5	19.1	3.2
Restructuring and other exit charges	14.4	0.4	28.1	0.8	(13.7)	(48.7)
Impairment of indefinite-lived intangibles	—	—	13.6	0.4	(13.6)	NM
Loss on assets held for sale	4.6	0.2	—	—	4.6	NM
Operating earnings	464.7	12.8	351.5	9.8	113.2	32.2
Interest expense	51.2	1.4	49.9	1.4	1.3	2.3
Other (income) expense, net	7.0	0.2	9.4	0.3	(2.4)	(25.9)
Earnings before income taxes	406.5	11.2	292.2	8.2	114.3	39.2
Income tax expense	42.8	1.2	23.1	0.6	19.7	85.6
Net earnings attributable to EnerSys stockholders	$363.7	10.0%	$269.1	7.5%	$94.6	35.2%
 NM = not meaningful

Overview

Our sales in fiscal 2025 were $3.6 billion, a 1.0% increase from prior year's sales. This increase was due to a 2% increase in acquisitions, partially offset by a 1% decrease in foreign currency translation impact.

A discussion of specific fiscal 2025 versus fiscal 2024 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,531.1	42.3%	$1,590.0	44.4%	$(58.9)	(3.7)%
Motive Power	1,484.1	41.0	1,456.2	40.6	27.9	1.9
Specialty	593.6	16.4	535.6	15.0	58.0	10.8
Other	8.8	0.3	—	—	8.8	NM
Total net sales	$3,617.6	100.0%	$3,581.8	100.0%	$35.8	1.0%

Net sales of our Energy Systems segment in fiscal 2025 decreased $58.9 million, or 3.7%, compared to fiscal 2024. This decrease was due to a 2% decrease in organic volume, a 1% decrease in foreign currency translation impact, and a 1% decrease in pricing. This decrease in sales was driven by a capital spending pause by our telecommunication and broadband customers at the end of fiscal 2024 that continued but improved throughout fiscal 2025, partially offset by stronger demand within the data center customers.

Net sales of our Motive Power segment in fiscal 2025 increased by $27.9 million, or 1.9%, compared to fiscal 2024. This increase was due to a 2% increase in organic volume and a 1% increase in pricing offset by a 1% decrease in foreign currency translation. We continue to benefit from increased volumes of our maintenance-free thin plate pure lead and lithium product sales mix.

Net sales of our Specialty segment in fiscal 2025 increased by $58.0 million, or 10.8%, compared to fiscal 2024. The increase was due to a 14% increase in acquisitions, offset by a 3% decrease in organic volume. This increase in sales was primarily driven by increased volumes in Aerospace and Defense including impacts from the Bren-Tronics acquisition, partially offset by decreased demand in OEM transportation customers in line with market cyclically.

Gross Profit

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$1,092.4	30.2%	$982.8	27.4%	$109.6	11.1%

Gross profit increased $109.6 million or 11.1% in fiscal 2025 compared to fiscal 2024. Gross profit, as a percentage of net sales increased 280 basis points in fiscal 2025 compared to fiscal 2024. The increase in the gross profit margin in fiscal 2025 compared to the prior year reflects greater impact of IRC 45X benefits compared to the same periods in fiscal year 2024 as well as improved mix from higher margin maintenance-free sales and accretive impact of Bren-tronics margins. The additional IRC 45X benefits recognized in the period represent further revised IRS guidance expanding qualified products and a catch up adjustment relating to prior periods.

Operating Items

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$608.7	16.8%	$589.6	16.5%	$19.1	3.2%
Restructuring, exit and other charges	14.4	0.4	28.1	0.8	(13.7)	(48.7)
Impairment of indefinite-lived intangibles	—	—	13.6	0.4	(13.6)	NM
Loss on assets held for sale	4.6	0.2	—	—	4.6	NM

Operating Expenses

Operating expenses increased $19.1 million or 3.2% in fiscal 2025 from fiscal 2024 and increased as a percentage of net sales by 30 basis points. The increases are primarily a result of the Bren-Tronics acquisition, increased investment in Fast Charge and Storage, and other payroll costs net of Energy Systems's cost savings.

Selling expenses, our main component of operating expenses, decreased $9.4 million or 4.1% in fiscal 2025 compared to fiscal 2024. The decrease in selling expenses as a percentage of sales in the current quarter is a result of our cost reduction initiatives in Energy Systems during the fiscal year.

Restructuring, exit and other charges

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $24.5 million. Non-cash charges for inventory and fixed assets write offs, and impairment of an indefinite-lived intangible asset are estimated to be $23.6 million, and cash charges for employee severance and retention payments are estimated to be $0.9 million. The plan was completed as the end of fiscal 2025.

During fiscal 2024, the Company recorded non-cash charges totaling $0.6 million primarily related to fixed assets and cash charges of $0.7 million related to severance costs. The Company also recorded a non-cash write off relating to inventories of $17.1 million, which was reported in cost of goods sold, and impairment of indefinite lived intangible assets of $6.0 million.

During fiscal 2025, the Company recorded non-cash charges totaling $0.3 million related to fixed asset write offs and inventories of $0.3 million.

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

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.7 million. Cash charges are estimated to total $9.7 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

During fiscal 2023, the Company recorded $1.7 million primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

During fiscal 2024, the Company recorded cash charges of $7.2 million primarily related to severance costs, relocation expenses, and manufacturing variances and non-cash charges totaling $0.4 million. The Company also recorded a non-cash write off relating to inventories of $3.1 million, which was reported in cost of goods sold.

During fiscal 2025, The Company recorded cash charges of $0.9 million primarily related to relocation costs.

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

During fiscal 2025, the Company recorded $0.5 million cash charges relating to site cleanup.

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

During fiscal 2025, the Company recorded cash charges of $3.6 million relating primarily to site cleanup and $0.6 million of non-cash charges relating to accelerated depreciation of fixed assets.

Impairment of indefinite-lived intangibles

During fiscal 2025 there were no charges related to impairment of indefinite-lived trademarks. During 2024, the Company recorded non-cash charges of $13.6 million, related to impairment of indefinite-lived trademarks. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$103.2	6.7%	$87.0	5.5%	$16.2	18.7%
Motive Power	232.8	15.7	214.6	14.7	18.2	8.4
Specialty	37.0	6.2	31.4	5.9	5.6	17.8
Corporate and other (2)	155.1	4.3	117.2	3.3	37.9	32.3
Subtotal	528.1	14.6	450.2	12.6	77.9	17.3
Inventory adjustment relating to exit activities - Energy Systems	(0.3)	—	(17.1)	(1.1)	16.8	(98.4)
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions - Specialty	(3.3)	(0.6)	(3.1)	(0.6)	(0.2)	7.7
Restructuring and other exit charges - Energy Systems	(6.0)	(0.4)	(8.9)	(0.6)	2.9	(32.2)
Restructuring and other exit charges - Motive Power	(5.7)	(0.4)	(11.6)	(0.8)	5.9	(51.1)
Restructuring and other exit charges - Specialty	(2.7)	(0.5)	(7.6)	(1.4)	4.9	(64.1)
Loss on assets held for sale - Motive Power	(4.6)	(0.3)	—	—	(4.6)	NM
Total Amortization - Energy Systems	(23.6)	(1.5)	(24.5)	(1.5)	0.9	(3.6)
Total Amortization - Motive Power	(0.7)	—	(0.7)	—	—	NM
Total Amortization - Specialty	(7.5)	(1.3)	(2.8)	(0.5)	(4.7)	NM
Impairment of indefinite-lived intangibles - Energy Systems	—	—	(13.6)	(0.9)	13.6	NM
Legal proceedings charge, net - Energy Systems	—	—	(3.7)	(0.2)	3.7	NM
Acquisition expense - Motive Power	—	—	(0.2)		0.2	NM
Acquisition expense - Specialty	(2.5)	(0.4)	—	—	(2.5)	NM
Integration costs - Energy Systems	0.1	—	(0.4)	—	0.5	NM
Integration costs - Specialty	(4.1)	(0.7)	—	—	(4.1)	NM
Other - Energy Systems	(0.7)	(0.1)	(3.3)	(0.2)	2.6	(65.4)
Other - Motive Power	(1.7)	(0.1)	(0.9)	(0.1)	(0.8)	85.8
Other - Specialty	(0.1)	—	(0.3)	(0.1)	0.2	(62.7)
Total operating earnings	$464.7	12.8%	$351.5	9.8%	$113.2	32.2%
  NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other is computed based on total consolidated net sales.
(2) Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRA production tax credits. Also, included are start-up costs for exploration and construction of a new lithium plant as well as sales and expenses from the New Ventures operating segment.

Operating earnings increased $113.2 million or 32.2% in fiscal 2025, compared to fiscal 2024. Operating earnings, as a percentage of net sales, increased 300 basis points in fiscal 2025, compared to fiscal 2024.

The Energy Systems operating earnings percentage of net sales increased 120 basis points in fiscal 2025 compared to fiscal 2024. The increase in operating earnings is as a result of lower operating expenses from restructuring programs and growth in our data center business.

The Motive Power operating earnings as a percentage of net sales increased 100 basis points in fiscal 2025 compared to fiscal 2024. This increase was driven by significant pricing and mix gains partially offset by higher operating expenses.

Specialty operating earnings percentage of net sales increased 30 basis points in fiscal 2025 compared to fiscal 2024. This increase was primarily a result of softer transportation volume that more than offset the accretive benefit of the Bren-Tronics acquisition and continued strength in aerospace & defense end-markets.
Interest Expense

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$51.2	1.4%	$49.9	1.4%	$1.3	2.3%

Interest expense of $51.2 million in fiscal 2025 (net of interest income of $3.1 million) was $1.3 million higher than the $49.9 million in fiscal 2024 (net of interest income of $3.2 million).

Our average debt outstanding was $1.1 billion in fiscal 2025, compared to our average debt outstanding of $977.7 million in fiscal 2024. Our average cash interest rate incurred in fiscal 2025 and fiscal 2024 was 4.3% and 4.9%, respectively. The increase in interest expense in fiscal 2025 compared to fiscal 2024 is slightly higher borrowing levels.

The Company capitalized $4.1 million in debt issuance costs in connection with the 2032 Senior Notes and wrote off $0.8 million in issuance costs relating to our Second and Third Amended Term Loans. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.9 million and $1.7 million in fiscal 2025 and fiscal 2024, respectively.

Other (Income) Expense, Net

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$7.0	0.2%	$9.4	0.3%	$(2.4)	(25.9)%
  NM = not meaningful

Other (income) expense, net was expense of $7.0 million in fiscal 2025 compared to expense of $9.4 million in fiscal 2024. Foreign currency impact resulted in a gain of $3.3 million in fiscal 2025 compared to a foreign currency gain of $6.1 million in fiscal 2024. Cost of funds associated with our asset securitization totaled $8.7 million fiscal 2025 compared to $8.8 million in fiscal 2024.

Earnings Before Income Taxes

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$406.5	11.2%	$292.2	8.2%	$114.3	39.2%

As a result of the factors discussed above, fiscal 2025 earnings before income taxes were $406.5 million, an increase of $114.3 million or 39.2% compared to fiscal 2024.

Income Tax Expense

	Fiscal 2025		Fiscal 2024		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$42.8	1.2%	$23.1	0.6%	$19.7	85.6%
Effective tax rate	10.5%		7.9%		2.6%

Our effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which we operate and the amount of our consolidated income before taxes.

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact to the Company is not material in the current year.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the enacted legislation and ruling is included in our fiscal year results. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

In fiscal 2025 the Company entered into a cost sharing arrangement and platform contribution transaction (“IP Transaction”) related to certain intellectual property between the EnerSys U.S. and a Swiss subsidiary. Although the transaction between consolidated entities did not result in any gain in the consolidated statement of operations, the Company recorded a net tax expense of approximately $2.5 million primarily due to the difference in the tax rate between the US and Switzerland. The net expense represents the tax recognized by the selling jurisdiction offset by the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

The Company’s income tax provision consists of federal, state and foreign income taxes. The effective income tax rate was 10.5% in fiscal 2025 compared to the fiscal 2024 effective income tax rate of 7.9%. The rate increase in fiscal 2025 compared to fiscal 2024 is primarily due to the impact of Pillar 2, IP Transaction, and mix of earnings among tax jurisdictions offset by the impact of Varian.

The fiscal 2025 foreign effective income tax rate was 0.1% on foreign pre-tax income of $205.0 million compared to an effective income tax rate of 13.8% on foreign pre-tax income of $193.0 million in fiscal 2024. For both fiscal 2025 and fiscal 2024, the difference in the foreign effective tax rate versus the U.S. statutory rate of 21% is primarily attributable to lower tax rates in the foreign countries in which we operate. The rate decrease in fiscal 2025 compared to fiscal 2024 is primarily due the IP Transaction offset by changes in mix of earnings among tax jurisdictions.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2025, 2024 and 2023, were $343.1 million, $333.3 million and $346.7 million, respectively.

Cash provided by operating activities for fiscal 2025 was $260.3 million. Cash provided by operating activities for 2024 was $457.0 million and cash used by operating activities in 2023 was $279.9 million.

During fiscal 2025, accounts receivable increased or used cash of $81.8 million due to higher sales in March and additional outstanding balances from Bren-Tronics as compared to the prior year. Accounts payable increased or provided cash of $36.6 million, Inventory decreased or provided cash of $1.3 million. Net earnings were $363.7 million, depreciation and amortization $100.9 million, provision for deferred taxes $31.9 million, stock-based compensation $27.8 million, and non-cash charges for losses on assets held for sale of $4.6 million. Prepaid and other current assets increased by $220.0 million, primarily from an increase of $192.1 million of prepaid taxes, $16.3 million of contract assets, $12.8 million in other prepaid expenses, such as insurance and other advances, offset by a decrease of $1.2 million of other current assets. Accrued expenses provided funds of $54.4 million primarily from increases of $44.5 for increases of income tax payable and by increases to accrued interest net of payments of $6.4, accrued warranty of $6.0 million, and payroll related accruals of $4.7 million, partially offset by a $7.3 decrease in miscellaneous accruals.

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

Cash used in investing activities for fiscal 2025, 2024 and 2023 was $336.4 million, $92.5 million and $44.8 million, respectively.

During fiscal 2025 we had $206.4 million related to the acquisition of Bren-Tronics. In fiscal 2024 we had $8.3 million related to the acquisition of Industrial Battery and Charger Services Limited (IBCS). In fiscal 2023, we did not make any acquisitions.

Capital expenditures were $121.0 million, $86.4 million and $88.8 million in fiscal 2025, 2024 and 2023, respectively.
In fiscal 2025, we received $1.9 million in proceeds from disposal of property, plant, and equipment, and a cash outflow of $10.9 million related to investments in equity securities. In fiscal 2024, we received $2.2 in proceeds from the disposal of property, plant, and equipment. In fiscal 2023, we received proceeds from termination of a net investment hedge of $43.4 million.

Financing activities provided cash of $90.3 million in fiscal 2025. We borrowed $650 million under the Second Amended Revolver and repaid $370.0 million of the Second Amended Revolver. Net repayments on short-term debt were $0.3 million. Payment of cash dividends to our stockholders were $37.5 million, treasury stock open market purchases were $154.0 million, and payment of taxes related to net share settlement of equity awards were $8.0 million. We received proceeds from stock options of $9.5 million.

Financing activities used cash of $370.6 million in fiscal 2024. During fiscal 2024, the Company issued $300 million in Senior Notes, due January 15, 2032. The proceeds from Senior Notes were used to pay down our second and third amended term loans in the amount of $293.9. Additionally, we borrowed $182.5 million under the Second Amended Revolver and repaid $427.5 million of the Second Amended Revolver. Net repayments on short-term debt were $0.2 million. Payment of cash dividends to our stockholders were $34.5 million, treasury stock open market purchases were $95.7 million, and payment of taxes related to net share settlement of equity awards were $9.2 million. Proceeds from stock options were $10.8 million, and payments for financing costs for debt modification were $4.1 million.

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

Currency translation had a negative impact of $4.4 million on our cash balance in the twelve months of fiscal 2025 compared to the negative impact of $7.3 million in the twelve months of fiscal 2024. In the twelve months of fiscal 2025, principal currencies in which we do business such as the Swiss Franc, Polish zloty, Euro, and British pound generally strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $9.8 million from $333.3 million at March 31, 2024 to $343.1 million at March 31, 2025.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $652.6 million at March 31, 2025 to cover short-term liquidity requirements. Our Fourth Amended Credit Facility is committed through September 30, 2026, as long as we continue to comply with the covenants and conditions of the credit facility agreement.

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

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with these covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 11 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2025, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$1,090.0	$—	$790.0	$—	$300.0
Short-term debt	28.5	28.5	—	—	—
Interest on debt (1)	264.5	62.4	99.2	47.3	55.6
Operating leases	105.0	27.2	44.8	22.4	10.6
Pension benefit payments and profit sharing	35.7	2.6	5.5	7.5	20.1
Purchase commitments	21.5	21.5	—	—	—
Total	$1,545.2	$142.2	$939.5	$77.2	$386.3
(1) Interest payments for variable rate debt was calculated using the current applicable rate.

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Fourth Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $5.6 million as of March 31, 2025.

Credit Facilities and Leverage

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

Shown below are the leverage ratios at March 31, 2025 and 2024, in connection with the Fourth Amended Credit Facility.

The total net debt, as defined under the Fourth Amended Credit Facility is $781.1 million for fiscal 2025 and is 1.3 times adjusted EBITDA (non-GAAP), compared to total net debt of $511.1 million and 1.0 times adjusted EBITDA (non-GAAP) for fiscal 2024.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2025 and 2024, in connection with the Second Amended Credit Facility:

	Fiscal 2025	Fiscal 2024
	(in millions, except ratios)
Net earnings as reported	$363.7	$269.1
Add back:
Depreciation and amortization	100.9	92.0
Interest expense	51.1	49.9
Income tax expense	42.8	23.1
EBITDA (non GAAP)(1)	$558.5	$434.1
Adjustments per credit agreement definitions(2)	56.2	85.8
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$614.7	$519.9
Total net debt(3)	$781.1	$511.1
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	1.3 X	1.0X
Maximum ratio permitted	4.00 X	4.00 X
Consolidated interest coverage ratio(5)	12.5 X	11.0 X
Minimum ratio required	3.0 X	3.0 X

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
(2)The $56.2 million adjustment to EBITDA in fiscal 2025 primarily related to $27.8 million of non-cash stock compensation, $22.0 million of restructuring and other exit charges, impairment of indefinite-lived intangibles and write-down of other current assets of $5.5 million. The $85.8 million adjustment to EBITDA in fiscal 2024 primarily related to $30.6 million of non-cash stock compensation, $40.7 million of restructuring and other exit charges, impairment of indefinite-lived intangibles and write-down of other current assets of $13.6 million.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and foreign cash and investments, as defined in the Fourth Amended Credit Facility. In fiscal 2025, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $343.1 million, and in fiscal 2024, were $333.3 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Fourth Amended Credit Facility, for fiscal 2025 and fiscal 2024, respectively.
(5)As defined in the Second Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $1.9 million and $2.5 million for fiscal 2025 and fiscal 2024, respectively.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2025 are $34.0 million (pre-tax). Those contracts that result in an asset position at March 31, 2025 are $2.5 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in the U.S. and our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in the FASB guidance. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2025 such agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $1.1 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2025	$63.8	70.0	$0.91	8%
March 31, 2024	$50.0	53.0	$0.94	8%
March 31, 2023	$47.9	50.0	$0.96	8%
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $69 million for the fiscal year ended March 31, 2025.

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

At March 31, 2025 and 2024, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $75.5 million and $29.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2025 expressed an unqualified opinion thereon.

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

Accounting for Certain Tax Credits Under the Inflation Reduction Act
Description of the Matter	As described in Note 1 to the consolidated financial statements, management accounts for government assistance that is not subject to income tax accounting using a grant accounting model, by analogy to international accounting standards for government grants and disclosure of government assistance. Management recognizes such grants when there is reasonable assurance that the Company will comply with the grant’s conditions and that the grant will be received. The Company recognizes the benefit as a reduction in cost of sales and income taxes payable as revenue and costs are recognized on the qualifying finished goods. As described in Note 1 to the consolidated financial statements, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted. In particular the IRA creates a refundable tax credit, pursuant to Section 45X of the Internal Revenue Code (“IRC”), for battery cells and battery modules manufactured or assembled in the United States and sold to third parties as well as a credit for electrode active material for batteries. The Company recognized a benefit to cost of sales of $184.6 million for the year ended March 31, 2025 related to the tax credit under Section 45X of the IRC.

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

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter	As reflected in the Company’s consolidated financial statements, the Company’s indefinite-lived intangible assets were $128.3 million as of March 31, 2025. As discussed in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually, using both the qualitative and quantitative assessments.

Auditing management’s annual indefinite-lived intangible asset impairment test was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the indefinite-lived intangible asset valuated using the quantitative assessment. The fair value estimate related to this indefinite-lived intangible asset was sensitive to significant assumptions such as discount rate, forecasted revenue growth rates, and royalty rate, which are forward-looking and could be affected by future economic and market conditions.

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

Acquisition of Bren-Tronics
Description of the Matter	As discussed in Note 4 to the Company’s consolidated financial statements, the Company completed the acquisition of Bren-Tronics Defense LLC. (“Bren-Tronics”) on July 26, 2024 for a purchase price of $206 million. The Company recognized the intangible assets acquired at their estimated fair values as of the date of the acquisition. The valuations required management to make significant judgments, estimates, and assumptions, especially with respect to the identifiable intangible assets, which were based in part upon historical experience and forward-looking information obtained from management of the acquired company.

Auditing the Company's accounting for its acquisition of Bren-Tronics was complex due to the significant estimation uncertainty in determining the fair value of the acquired customer relationship intangible asset of $63.1 million. In particular, the income approach used to determine the fair value of the customer relationship was complex and required the use of assumptions that were inherently uncertain. The significant assumptions used to estimate the value of this intangible asset included discount rates and certain assumptions that form the basis of the forecasted results, including revenue, revenue growth rates, EBITDA margins, and customer attrition rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition of Bren-Tronics. For example, we tested controls over the recognition and measurement of intangible assets acquired. We also tested controls over management’s review of the valuation models, the significant underlying assumptions used to develop the estimates and the completeness and accuracy of the data used in the valuations.

To test the estimated fair value of the customer relationships intangible asset, we evaluated (1) whether all material intangible assets were properly identified, (2) the significant assumptions discussed above that were used in valuing this intangible asset and (3) the completeness and accuracy of the underlying data used by the Company in its analysis. Specifically, when evaluating the assumptions related to the revenue growth rates, we compared the assumptions to the past performance of Bren-Tronics in addition to current industry, market, and economic trends. We evaluated whether the assumptions used in developing the discount rate were consistent with the economic environment, market information, management’s plans, and the risk associated with the future cash flows. In addition, we involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Philadelphia, Pennsylvania
May 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on Internal Control Over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bren-Tronics Defense LLC (“Bren-Tronics”), which is included in the 2025 con6olidated financial statements of the Company and constituted 6% of total assets as of March 31, 2025 and 2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bren-Tronics.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated May 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 21, 2025

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$343,131	$333,324
Accounts receivable, net of allowance for doubtful accounts (2025–$8,675; 2024–$8,107)	597,942	524,725
Inventories, net	739,994	697,698
Prepaid and other current assets	408,747	226,949
Total current assets	2,089,814	1,782,696
Property, plant, and equipment, net	592,433	532,450
Goodwill	721,073	682,934
Other intangible assets, net	375,430	319,407
Deferred taxes	74,793	49,798
Other assets	117,705	98,721
Total assets	$3,971,248	$3,466,006
Liabilities and Equity
Current liabilities:
Short-term debt	$28,502	$30,444
Current portion of finance leases	265	237
Accounts payable	405,694	369,456
Accrued expenses	340,607	323,720
Total current liabilities	775,068	723,857
Long-term debt, net of unamortized debt issuance costs	1,083,541	801,965
Finance leases	592	647
Deferred taxes	17,641	30,583
Other liabilities	174,918	151,882
Total liabilities	2,051,760	1,708,934
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2025 and at March 31, 2024	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,839,590 shares issued and 39,192,061 shares outstanding at March 31, 2025; 56,363,924 shares issued and 40,271,936 shares outstanding at March 31, 2024	568	564
Additional paid-in capital	662,725	629,879
Treasury stock at cost, 17,647,529 shares held as of March 31, 2025 and 16,091,988 shares held as of March 31, 2024	(988,936)	(835,827)
Retained earnings	2,489,200	2,163,880
Accumulated other comprehensive loss	(247,479)	(204,851)
Total EnerSys stockholders’ equity	1,916,078	1,753,645
Nonredeemable noncontrolling interests	3,410	3,427
Total equity	1,919,488	1,757,072
Total liabilities and equity	$3,971,248	$3,466,006

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2025	2024	2023
Sales from products	$3,256,796	$3,161,862	$3,307,781
Sales from services	360,783	420,009	400,798
Net sales	3,617,579	3,581,871	3,708,579
Cost of goods sold	2,223,939	2,248,859	2,597,296
Cost of services	297,627	329,948	270,464
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	3,609	20,173	681
Gross profit	1,092,404	982,891	840,138
Operating expenses	608,656	589,599	544,858
Restructuring and other exit charges	14,428	28,103	16,439
Impairment of indefinite-lived intangibles	—	13,619	480
Loss on assets held for sale	4,634	—	—
Operating earnings	464,686	351,570	278,361
Interest expense	51,116	49,954	59,529
Other (income) expense, net	6,993	9,431	8,193
Earnings before income taxes	406,577	292,185	210,639
Income tax expense	42,842	23,089	34,829
Net earnings attributable to EnerSys stockholders	$363,735	$269,096	$175,810
Net earnings per common share attributable to EnerSys stockholders:
Basic	$9.15	$6.62	$4.31
Diluted	$8.99	$6.50	$4.25
Dividends per common share	$0.95	$0.85	$0.70
Weighted-average number of common shares outstanding:
Basic	39,760,829	40,669,392	40,809,235
Diluted	40,438,579	41,371,439	41,326,755

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2025	2024	2023
Net earnings	$363,735	$269,096	$175,810
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	(1,024)	(656)	(1,552)
Pension funded status adjustment, net of tax	(576)	(5,375)	8,214
Foreign currency translation adjustment	(41,045)	(15,521)	(46,941)
Total other comprehensive (loss) gain, net of tax	(42,645)	(21,552)	(40,279)
Total comprehensive income	321,090	247,544	135,531
Comprehensive gain (loss) attributable to noncontrolling interests	(17)	(175)	(300)
Comprehensive income attributable to EnerSys stockholders	$321,107	$247,719	$135,831

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2022	$—	$557	$571,464	$(719,119)	$1,783,586	$(143,495)	$(3,620)	$1,489,373	$3,902	$1,493,275
Stock-based compensation	—	—	26,371	—	—	—	—	26,371	—	26,371
Exercise of stock options	—	3	4,390	—	—	—	—	4,393	—	4,393
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(6,453)	—	—	—	—	(6,453)	—	(6,453)
Purchase of common stock	—	—	—	(22,907)	—	—	—	(22,907)	—	(22,907)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	1,157	1,157	—	1,157
Other	—	—	(19)	1,070	—	—	—	1,051	—	1,051
Net earnings	—	—	—	—	175,810	—	—	175,810	—	175,810
Dividends ($0.70 per common share)	—	—	711	—	(29,248)	—	—	(28,537)	—	(28,537)
Other comprehensive income:								—	—
Pension funded status adjustment (net of tax expense of $2,947)	—	—	—	—	—	8,214	—	8,214	—	8,214
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $469)	—	—	—	—	—	(1,552)	—	(1,552)	—	(1,552)
Foreign currency translation adjustment	—	—	—	—	—	(46,641)	—	(46,641)	(300)	(46,941)
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	30,607	—	—	—	—	30,607	—	30,607
Exercise of stock options	—	4	10,782	—	—	—	—	10,786	—	10,786
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,166)	—	—	—	—	(9,166)	—	(9,166)
Purchase of common stock	—	—	—	(95,690)	—	—	—	(95,690)	—	(95,690)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,463	2,463	—	2,463
Other	—	—	309	819	—	—	—	1,128	—	1,128
Net earnings	—	—	—	—	269,096	—	—	269,096	—	269,096
Dividends ($0.85 per common share)	—	—	883	—	(35,364)	—	—	(34,481)	—	(34,481)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,787)	—	—	—	—	—	(5,375)	—	(5,375)	—	(5,375)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $197)	—	—	—	—	—	(656)	—	(656)	—	(656)
Foreign currency translation adjustment	—	—	—	—	—	(15,346)	—	(15,346)	(175)	(15,521)
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	27,825	—	—	—	—	27,825	—	27,825
Exercise of stock options	—	4	9,453	—	—	—	—	9,457	—	9,457
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,985)	—	—	—	—	(7,985)	—	(7,985)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—	—	2,404	—	2,404
Purchase of common stock	—	—	—	(153,961)	—	—	—	(153,961)	—	(153,961)
Other	—	—	200	852	—	—	—	1,052	—	1,052
Net Earnings	—	—	—	—	363,735	—	—	363,735	—	363,735
Dividends ($0.95 per common share)	—	—	949	—	(38,415)	—	—	(37,466)	—	(37,466)
Other comprehensive income:
Pension funded status adjustment (net of tax of $233)	—	—	—	—	—	(576)	—	(576)	—	(576)
Net unrealized gain (loss) on derivative instruments (net of tax of $311)	—	—	—	—	—	(1,024)	—	(1,024)	—	(1,024)
Foreign currency translation adjustment	—	—	—	—	—	(41,028)	—	(41,028)	(17)	(41,045)
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$—	$1,916,078	$3,410	$1,919,488
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net earnings	$363,735	$269,096	$175,810
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	100,876	92,021	91,153
Write-off of assets relating to restructuring and other exit charges	1,973	24,229	8,920
Disposal of intangible asset	880	—	—
Loss on assets held for sale	4,634	0	0
Impairment of intangible assets	—	13,619	480
Derivatives not designated in hedging relationships:
Net losses (gains)	(3,136)	846	(1,182)
Cash proceeds (settlements)	826	(255)	470
Provision for doubtful accounts	3,239	1,873	(431)
Deferred income taxes	(31,925)	(29,344)	(15,236)
Non-cash interest expense	1,927	2,450	1,964
Stock-based compensation	27,825	30,607	26,371
Gain on disposal of property, plant, and equipment	791	908	(113)
Gain on pension settlement	(1,548)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(81,795)	108,631	67,553
Inventories	1,343	75,633	(96,413)
Prepaid and other current assets	(220,003)	(112,701)	23,689
Other assets	(334)	6,027	(6,298)
Accounts payable	36,569	(15,131)	(4,236)
Accrued expenses	54,388	(8,254)	5,747
Other liabilities	32	(3,226)	1,690
Net cash provided by (used in) operating activities	260,298	457,029	279,938

Cash flows from investing activities
Capital expenditures	(121,038)	(86,437)	(88,772)
Purchase of businesses	(206,374)	(8,270)	—
Proceeds from disposal of property, plant, and equipment	1,870	2,228	586
Investment in Equity Securities	(10,852)	—	—
Proceeds from termination of net investment hedges	—	—	43,384
Net cash used in investing activities	(336,394)	(92,479)	(44,802)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	(259)	(231)	(21,719)
Proceeds from Second Amended Revolver borrowings	650,000	182,500	310,500
Repayments of Second Amended Revolver borrowings	(370,000)	(427,500)	(500,500)
Proceeds from Amended 2017 Term Loan	—	—	300,000
Proceeds from 2032 Bonds	—	300,000	—
Repayments of 2023 Senior Notes	—	—	(300,000)
Repayments of Second and Third Amended Term Loan	—	(293,889)	(5,215)
Debt issuance costs	—	(4,061)	(1,121)
Finance lease obligations and other	483	1,169	1,110
Option proceeds, net	9,458	10,786	4,392
Payment of taxes related to net share settlement of equity awards	(7,985)	(9,166)	(6,453)
Purchase of treasury stock	(153,961)	(95,688)	(22,907)
Dividends paid to stockholders	(37,466)	(34,480)	(28,537)
Net cash (used in) provided by financing activities	90,270	(370,560)	(270,450)
Effect of exchange rate changes on cash and cash equivalents	(4,367)	(7,331)	(20,509)
Net (decrease) increase in cash and cash equivalents	9,807	(13,341)	(55,823)
Cash and cash equivalents at beginning of year	333,324	346,665	402,488
Cash and cash equivalents at end of year	$343,131	$333,324	$346,665
See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2025
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

	Balance at Beginning of Period	Provision for Expected Credit Losses	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2023	$12,219	$(431)	$(3,013)	$8,775
Fiscal year ended March 31, 2024	8,775	1,873	(2,541)	8,107
Fiscal year ended March 31, 2025	8,107	3,239	(2,671)	8,675

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2025 and 2024.

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
In fiscal 2025, 2024, and 2023, the AMPC impact resulted in a reduction of our costs of goods sold and income tax payable of $184,592, $136,360, and $17,283, respectively.

In December 2024, the United States Treasury issued final regulations on section 45X of the Internal Revenue Code (IRC). The issuance of the final regulations and the resulting changes in our evaluation of qualifying products and resulted in a $25,037 change in our estimate to the beginning of the effective date of the IRA, January 1, 2023, through the end of Fiscal 2024.

Deferred Financing

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock utilizing the treasury stock method. At March 31, 2025, 2024 and 2023, the Company had outstanding stock options, restricted stock units, market condition and performance condition-based awards, which could potentially dilute basic earnings per share in the future.

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
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing, and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military, aircraft, submarines, ships, other tactical vehicles, defense applications and portable power solutions for soldiers in the field, as well as medical devices and equipment.
•New Ventures - energy storage and management systems for demand charge reduction, utility back-up power, and dynamic fast charging for electric vehicles.

The operating segments of Energy Systems, Motive Power, and Specialty also represent the Company's reportable segments under ASC 280, Segment Reporting.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board issued new guidance that requires incremental disclosures related to reportable segments. That standard requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of profit or loss. The title and position of the CODM and how the reported measure of segment profit or loss is used by the CODM to assess segment performance and allocate resources is also required to be disclosed. The standard also permits disclosure of additional measures of segment profit. The Company adopted the new guidance for the year ended March 31, 2025.

Recently Issued Accounting Standards not yet adopted

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

In November 2024, the Financial Accounting Standards Board issued a final standard on disaggregation of income statement expenses. The standard requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027. Early adoption is permitted. The standard is applied prospectively with an option for retrospective adoption. The Company is currently evaluating the impact of adopting this standard on its disclosures.

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

2. Revenue Recognition

The Company's revenues by reportable segments are presented in Note 24.

Service revenues related to the work performed for the Company’s customers by its maintenance technicians generally represent a separate and distinct performance obligation. Control for these services passes to the customer as the services are performed.

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require the bundling of both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2025, 2024 and 2023 amounted to $188,270, $251,820 and $244,013, respectively.

On March 31, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $173,979, of which, the Company estimates that approximately $109,125 will be recognized as revenue in fiscal 2026, $46,812 in fiscal 2027, and $18,042 in fiscal 2028.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2025, the current and non-current portion of contract liabilities were $28,820 and $488, respectively. As of March 31, 2024, the current and non-current portion of contract liabilities were $27,649 and $960, respectively. Revenues recognized during fiscal 2025 and fiscal 2024, that were included in the contract liability at the beginning of the year, amounted to $11,967 and $20,166, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $71,774 and $55,363 as of March 31, 2025 and March 31, 2024, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2025, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,300 and refund liability representing amounts estimated to be refunded to customers was $7,108.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2025	As of March 31, 2024
Operating Leases:
Right-of-use assets	Other assets	$83,635	$76,413
Operating lease current liabilities	Accrued expenses	22,357	19,280
Operating lease non-current liabilities	Other liabilities	67,033	61,687
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$915	$878
Finance lease current liabilities	Current portion of finance leases	265	237
Finance lease non-current liabilities	Finance leases	592	647
The components of lease expense for the fiscal years ended March 31, 2025 and March 31, 2024 were as follows:

	Classification	March 31, 2025	March 31, 2024
Operating Leases:
Operating lease cost	Operating expenses	$27,040	$28,030
Variable lease cost	Operating expenses	6,338	11,669
Short term lease cost	Operating expenses	16,573	8,078
Finance Leases:
Depreciation	Operating expenses	$282	$297
Interest expense	Interest expense	66	57
Total		$50,299	$48,131

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Operating Leases:
Weighted average remaining lease term (years)	5.1 years	5.5 years
Weighted average discount rate	6.06%	5.38%
Finance Leases:
Weighted average remaining lease term (years)	3.2 years	3.8 years
Weighted average discount rate	7.07%	7.4%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2025:

	Finance Leases	Operating Leases
Year ended March 31,
2026	$362	$27,147
2027	343	24,158
2028	303	20,674
2029	123	14,121
2030	10	8,243
Thereafter	—	10,622
Total undiscounted lease payments	1,141	104,965
Present value discount	115	15,577
Lease liability	$1,026	$89,388

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$64	$57
Operating cash flows from operating leases	26,022	27,406
Financing cash flows from finance leases	268	275
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$302	$811
Right-of-use assets obtained in exchange for new operating lease liabilities	28,184	31,284

4. Acquisition

Bren-Tronics

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for the aggregate purchase price consideration of $206,374 net of cash and restricted cash acquired subject to final purchase price adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The transaction was accounted for as a business combination by applying the acquisition method of accounting.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Trade Receivables	$10,325
Inventory	48,362
Prepaid and other current assets	1,392
Property, plant and equipment	14,701
Other intangible assets	90,500
Deferred Taxes	1,069
Other assets	2,003
Total assets acquired	$168,352
Accounts payable	2,485
Accrued liabilities	8,078
Other liabilities	2,236
Total liabilities assumed	$12,799
Net assets acquired	$155,553

Consideration transferred:
Cash consideration, net of cash and restricted cash acquired	$206,374
Total consideration transferred	206,374
Less: Fair value of acquired identifiable assets and liabilities	155,553
Goodwill	$50,821

The amounts above represent the Company's provisional fair value estimates related to the acquisition as of July 26, 2024 and are subject to subsequent adjustments as additional information is obtained during the applicable measurement period. The primary areas of estimates that are not yet finalized include items that may arise from income tax returns or contingencies. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of trade receivables acquired is $10,325, with gross contractual amounts being $10,325. The Company currently expects all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,100 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13 and 12 years, respectively.

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

5. Accounts Receivable

	March 31,
	2025	2024
Accounts receivable	$606,617	$532,832
Allowance for doubtful accounts	8,675	8,107
Accounts receivable, net	$597,942	$524,725

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

During fiscal 2025, the Company sold $775,236 of accounts receivables for approximately $775,236 in net proceeds to an unaffiliated financial institution, of which $775,236 were collected as of March 31, 2025. Total collateralized accounts receivables of approximately $388,030, were held by EnerSys Finance at March 31, 2025.

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

6. Inventories

	March 31,
	2025	2024
Raw materials	$296,365	$284,773
Work-in-process	125,459	115,191
Finished goods	318,170	297,734
Total	$739,994	$697,698

7. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2025	2024
Land, buildings, and improvements	$322,058	$313,258
Machinery and equipment	994,003	930,858
Construction in progress	115,500	91,829
	1,431,561	1,335,945
Less accumulated depreciation	(839,128)	(803,495)
Total	$592,433	$532,450

Depreciation expense for the fiscal years ended March 31, 2025, 2024, and 2023 totaled $69,071, $64,028, and $60,405, respectively. Interest capitalized in connection with major capital expenditures amounted to $4,544, $1,268, and $857 for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

8. Goodwill and Other Intangible Assets

Other Intangible Assets
Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2025			2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$129,210	$(953)	$128,257	$131,167	$(953)	$130,214
Finite-lived intangible assets:
Customer relationships	356,800	(168,932)	187,868	295,215	(147,833)	147,382
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	119,645	(65,160)	54,485	96,708	(55,969)	40,739
Trademarks	14,815	(9,995)	4,820	9,554	(8,482)	1,072
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$624,491	$(249,061)	$375,430	$536,665	$(217,258)	$319,407

The Company’s amortization expense related to finite-lived intangible assets was $31,805, $27,993, and $30,748, for the years ended March 31, 2025, 2024 and 2023, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2025, is $33,371 in fiscal 2026, $32,668 in fiscal 2027, $32,176 in fiscal 2028, $30,308 in fiscal 2029 and $25,202 in fiscal 2030.

Goodwill

The following table presents the changes in the carrying amount of goodwill by segment during fiscal 2024 and 2025:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2023	$258,204	$321,530	$96,981	$676,715
Acquisitions	—	4,390	—	4,390
Foreign currency translation adjustment	807	798	224	1,829
Balance at March 31, 2024	$259,011	$326,718	$97,205	$682,934
Acquisitions	—	—	50,821	50,821
Foreign currency translation adjustment	(13,264)	328	254	(12,682)
Balance at March 31, 2025	$245,747	$327,046	$148,280	$721,073

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill during fiscal 2024, 2023, and 2022.

During fiscal year 2025, there were no non-cash charges related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. During the fiscal year 2024, the Company recorded non-cash charges of $13,619, related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

The Company estimated tax-deductible goodwill to be approximately $122,904 and $78,147 as of March 31, 2025 and 2024, respectively.

9. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2025	2024
Prepaid income taxes	$246,816	$94,866
Contract assets	71,774	55,363
Prepaid non-income taxes	21,357	19,509
Non-trade receivables	6,674	4,124
Other	62,126	53,087
Total	$408,747	$226,949

10. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2025	2024
Payroll and benefits	$90,956	$84,734
Accrued selling expenses	48,098	46,738
Contract liabilities	28,821	27,649
Warranty	28,090	26,304
Operating lease liabilities	22,357	19,280
Income taxes payable	22,110	16,716
Freight	19,908	16,549
VAT and other non-income taxes	14,649	17,595
Interest	9,025	9,201
Other	56,593	58,954
Total	$340,607	$323,720

11. Debt

The following summarizes the Company’s long-term debt as of March 31, 2025 and March 31, 2024:

	2025		2024
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$5,276	$600,000	$6,064
Fourth Amended Credit Facility, due 2026	490,000	1,183	210,000	1,971
	$1,090,000	$6,459	$810,000	$8,035
Less: Unamortized issuance costs	6,459		8,035
Long-term debt, net of unamortized issuance costs	$1,083,541		$801,965

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,607 beginning December 31, 2022, $3,911 beginning December 31, 2024 and $5,215 beginning December 31, 2025 with a final payment of $156,448 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR or Canadian Dollar Offered Rate (“CDOR”) plus (i) Term SOFR plus between 1.125% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate (which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

The quarterly installments payable on the Third Amended Term Loan are $3,750 beginning June 30, 2023, $5,625 beginning December 31, 2024 and $7,500 beginning December 31, 2025 with a final payment of $232,500 on September 30, 2026. The Third Amended Term Loan bears interest, at the Company's option, at a rate per annum equal to either (i) the Secured Overnight Financing Rate (“SOFR”) plus 10 basis points plus (i) Term SOFR plus between 1.375% and 2.50% (currently 1.500% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.375% and 1.50%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero). Until the funds were drawn on March 13, 2023, the Company paid a commitment fee of 0.175% to 0.35% at a rate per annum on the unused portion.

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

As of March 31, 2025, the Company had $280,000 outstanding on the Second Amended Revolver, $110,000 under the Second Amended Term Loan and $100,000 outstanding under the Third Amended Term Loan.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2025 and March 31, 2024, was 4.5% and 5.2%, respectively.

Interest Paid

The Company paid in cash, $48,806, $48,080 and $58,368, net of interest received, for interest during the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

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

Short-Term Debt

As of March 31, 2025 and 2024, the Company had $28,502 and $30,444, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 4.7% and 6.7%, respectively, for fiscal years ended March 31, 2025 and 2024.

Letters of Credit

As of March 31, 2025 and 2024, the Company had $5,584 and $3,919, respectively, of standby letters of credit.

Debt Issuance Costs

The Company capitalized $4,412 in debt issuance costs in connection with the issuance of the Senior Notes. We also wrote off $753 in deferred financing costs related to the Second and Third Amended Term Loans. Amortization expense, relating to debt issuance costs, included in interest expense was $0, $1,697, and $1,964 for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. Debt issuance costs, net of accumulated amortization, totaled $6,459 and $8,035 as of March 31, 2025 and 2024, respectively.

Available Lines of Credit

As of March 31, 2025 and 2024, the Company had available and undrawn, under all its lines of credit, $652,552 and $938,334, respectively, including $87,982 and $90,866, respectively, of uncommitted lines of credit as of March 31, 2025 and March 31, 2024.

12. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2025	2024
Operating lease liabilities	$67,033	$61,687
Warranty	38,331	34,515
Long-term interest rate swaps	33,002	19,167
Pension	25,307	25,512
Liability for uncertain tax positions	3,335	3,300
Contract liabilities	2,801	959
Other	5,109	6,742
Total	$174,918	$151,882

13. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2025 and March 31, 2024 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(225)	$—	$(225)	$—
Foreign currency forward contracts	1,629	—	1,629	—
Interest rate swaps	5	—	5	—
Net investment hedges	(33,002)	—	(33,002)	—
Total derivatives	$(31,593)	$—	$(31,593)	$—

	Total Fair Value Measurement March 31, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(835)	$—	$(835)	$—
Foreign currency forward contracts	5	—	5	—
Interest Rate Swaps	2,696		2,696
Net investment hedges	(19,167)	—	(19,167)	—
Total derivatives	$(17,301)	$—	$(17,301)	$—

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

The fair value of the Company's 2032 Notes and 2027 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 101% and 100% of face value on March 31, 2025 and March 31, 2024, respectively. The 2027 Notes were trading at approximately 96% and 94% of face value on March 31, 2025 and March 31, 2024, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2025 and 2024 were as follows:

	March 31, 2025		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Derivatives(1)	$—	$—	$—	$—
Financial liabilities:
Senior Notes (2)	$600,000	$591,420	$600,000	$582,750
Derivatives(1)	(31,593)	(31,593)	(17,301)	(17,301)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 14 for asset and liability positions of the lead, foreign currency forward contracts and net investment hedges at March 31, 2025 and March 31, 2024).
(2)The fair value amount of the Senior Notes at March 31, 2025 and March 31, 2024 represent the trading value of the instruments.

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

In the fourth quarter of fiscal 2025, the Company reclassified property, plant and equipment with a carrying value of $7,000 to assets held for sale on the Consolidated Balance Sheet and recognized an impairment loss of $4,867 under the caption Loss on assets held for sale on its consolidated statement of income, by recording the carrying value of these assets to their estimated fair value of $2,113, based on a non-recurring basis. The fair value was based on the expected proceeds, less costs to sell.

14. Derivative Financial Instruments

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2025 and 2024, the Company has hedged the price to purchase approximately 70.0 million pounds and 53.0 million pounds of lead, respectively, for a total purchase price of $63,841 and $49,977, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2025 and 2024, the Company had entered into a total of $39,196 and $46,159, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2025 and 2024 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $12,569 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and lead costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2025 and 2024, the notional amount of these contracts was $63,146 and $69,319, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2025 and 2024

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	396	—	—	1,919	—
Other Assets:
Interest rate swaps	5	2,696	—	—	—	—
Total assets	$5	$3,092	$—	$—	$1,919	$—
Accrued expenses:
Lead forward contracts	$225	$835	$—	$—	$—	$—
Foreign currency forward contracts	290	—	—	—	—	391
Other liabilities:
Interest rate swaps	—	—	—	—	—	—
Net investment hedges	—	—	33,002	19,167	—	—
Total liabilities	$515	$835	$33,002	$19,167	$—	$391

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,703)	Cost of goods sold	$(4,880)
Foreign currency forward contracts	1,475	Cost of goods sold	1,297
Interest Rate Swaps	(825)	Interest expense	1,866
Total	$(3,053)		$(1,717)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(9,422)	Interest expense	$4,413
Total	$(9,422)		$4,413

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$3,136
Total		$3,136

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(455)	Cost of goods sold	$5,388
Foreign currency forward contracts	1,740	Cost of goods sold	612
Interest rate swaps	6,915	Interest Expense	3,057
Total	$8,200		$9,057

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(2,695)	Interest expense	$713
Total	$(2,695)		$713

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(846)
Total		$(846)

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2023

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,883)	Cost of goods sold	$(3,765)
Foreign currency forward contracts	1,849	Cost of goods sold	2,589
Interest rate swaps	$(1,162)	Interest expense	$—
Total	$(3,196)		$(1,176)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$29,201	Interest expense	$3,587
Total	$29,201		$3,587

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,182
Total		$1,182

15. Income Taxes

	Fiscal year ended March 31,
	2025	2024	2023
Current income tax expense
Current:
Federal	$39,021	$21,785	$21,203
State	11,147	3,252	5,654
Foreign	24,599	27,396	23,208
Total current income tax expense	74,767	52,433	50,065
Deferred income tax (benefit) expense
Federal	(6,000)	(25,008)	(18,370)
State	(1,446)	(3,564)	(2,534)
Foreign	(24,479)	(772)	5,668
Total deferred income tax (benefit) expense	(31,925)	(29,344)	(15,236)
Total income tax expense	$42,842	$23,089	$34,829

Earnings before income taxes consists of the following:

	Fiscal year ended March 31,
	2025	2024	2023
United States	$201,332	$99,230	$38,703
Foreign	205,245	192,955	171,936
Earnings before income taxes	$406,577	$292,185	$210,639

Income taxes paid by the Company for the fiscal years ended March 31, 2025, 2024 and 2023 were $40,410, $28,810 and $46,309, respectively.

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2025	2024
Deferred tax assets:
Accounts receivable	$278	$309
Inventories	13,154	13,472
Net operating loss carryforwards	44,442	51,005
Lease liabilities	21,016	20,081
Capitalized R&D Expenditures	48,856	32,740
Accrued expenses	42,909	35,132
Other assets	22,080	29,079
Gross deferred tax assets	192,735	181,818
Less valuation allowance	(25,594)	(35,754)
Total deferred tax assets	167,141	146,064
Deferred tax liabilities:
Property, plant and equipment	49,025	45,493
Lease Right-of-use assets	21,016	20,071
Intangible assets	32,332	56,726
Other liabilities	7,616	4,560
Total deferred tax liabilities	109,989	126,850
Net deferred tax assets (liabilities)	$57,152	$19,214

The Company has approximately $359 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, with expirations between fiscal 2025 and fiscal 2028. The Company has approximately $155,259 of foreign net operating loss carryforwards, of which $110,599 may be carried forward indefinitely and $44,660 expire between fiscal 2025 and fiscal 2043. In addition, the Company also has approximately $18,806 of state net operating loss carryforwards with expirations between fiscal 2028 and fiscal 2045.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2025, 2024 and 2023:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2023	31,017	2,654	(586)	(1,913)	31,172
Fiscal year ended March 31, 2024	31,172	9,463	(2,614)	(2,267)	35,754
Fiscal year ended March 31, 2025	35,754	4,949	(9,219)	(5,890)	25,594
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2025 and 2024, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $468 and $535, respectively.

As of March 31, 2025 and 2024, the valuation allowance associated with certain foreign tax jurisdictions was $25,126 and $35,219, respectively. Of the net decrease of $(10,093), $(4,203) was recorded as a decrease to tax expense primarily related to deferred tax assets utilized in the current year that were previously not more likely than not to be realized, and by $(5,890) primarily related to foreign currency translation adjustments and expiration of foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of income taxes at the statutory rate (21.0% for fiscal 2025, 2024 and 2023) to the income tax provision is as follows:

	Fiscal year ended March 31,
	2025	2024	2023
United States statutory income tax expense	$85,381	$61,358	$44,233
Increase (decrease) resulting from:
State income taxes, net of federal effect	7,361	(995)	1,714
Nondeductible expenses and other	14,135	3,833	6,028
Net effect of GILTI, FDII, BEAT	3,322	3,313	2,457
Effect of foreign operations	(14,074)	(17,475)	(12,978)
Valuation allowance	(4,270)	6,849	2,068
Research and Development Credit	(5,652)	(5,158)	(5,063)
AMPC Impact	(38,764)	(28,636)	(3,630)
Tax Act	(4,597)	—	—
Income tax expense	$42,842	$23,089	$34,829

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact to the Company is not material in the current year.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the enacted legislation and ruling is included in our fiscal year results. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

In fiscal 2025 the Company entered into a cost sharing arrangement and platform contribution transaction (“IP Transaction”) related to certain intellectual property between the EnerSys U.S. and a Swiss subsidiary. Although the transaction between consolidated entities did not result in any gain in the consolidated statement of operations, the Company recorded a net tax expense of approximately $2,500 primarily due to the difference in the tax rate between the US and Switzerland. The net expense represents the tax recognized by the selling jurisdiction offset by the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

The effective income tax rates for the fiscal years ended March 31, 2025, 2024 and 2023 were 10.5%, 7.9% and 16.5%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate increase in fiscal 2025 compared to fiscal 2024 is primarily due to the impact of Pillar 2, IP Transaction, and mix of earnings among tax jurisdictions offset by the impact of Varian. The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to the impact of IRA offset by changes in mix of earnings among tax jurisdictions.

In fiscal 2025, the foreign effective income tax rate on foreign pre-tax income of $205,245 was 0.1%. In fiscal 2024, the foreign effective income tax rate on foreign pre-tax income of $192,955 was 13.8% and in fiscal 2023, the foreign effective income tax rate on foreign pre-tax income of $171,936 was 16.8%. The rate decrease in fiscal 2025 compared to fiscal 2024 is primarily due the IP Transaction offset by changes in mix of earnings among tax jurisdictions. The rate decrease in fiscal 2024 compared to fiscal 2023 is primarily due to additional income taxes recorded on undistributed earnings in fiscal 2023 and changes in mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2025, 2024 and 2023 and was taxed at approximately (13)%, 9% and 7%, respectively. The rate decrease in fiscal 2025 compared to fiscal 2024 is primarily related to the IP Transaction.

The Company has approximately $1,342,000 and $1,352,000 of undistributed earnings of foreign subsidiaries for fiscal years 2025 and 2024, respectively. A small portion of the above earnings were no longer considered indefinitely reinvested, as a result, the Company recorded additional income taxes in prior years. The Company intends to continue to be indefinitely reinvested on the remaining undistributed foreign earnings and outside basis differences and therefore, no additional income taxes have been provided.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2025	2024	2023
Balance at beginning of year	$2,845	$3,495	$4,770
Increases related to current year tax positions	630	(2)	24
Increases related to prior year tax positions	—	—	(1)
Decreases related to prior tax positions	—	(129)	—
Decreases related to prior year tax positions settled	—	—	(77)
Lapse of statute of limitations	(595)	(519)	(1,221)
Balance at end of year	$2,880	$2,845	$3,495

All of the balance of unrecognized tax benefits at March 31, 2025, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and is routinely subject to income tax examinations. As of March 31, 2025, the most significant tax examinations in process are the United States and Switzerland. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

While the net effect on total unrecognized tax benefits cannot be reasonably estimated, approximately $668 is expected to reverse in fiscal 2026 due to expiration of various statute of limitations.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2025 and 2024, the Company had an accrual of $455 and $455, respectively, for interest and penalties.

16. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2025, 2024 and 2023, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$954	$884	$918
Interest cost	491	657	582	2,501	2,215	1,715
Expected return on plan assets	(141)	(424)	(455)	(1,421)	(1,244)	(2,005)
Amortization and deferral	(61)	—	—	582	326	478
Settlement gain	(1,548)	—	—	—	—	—
Net periodic benefit cost	$(1,259)	$233	$127	$2,616	$2,181	$1,106

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2025	2024	2025	2024
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$13,313	$14,056	$55,806	$51,718
Service cost	—	—	954	884
Interest cost	491	657	2,501	2,215
Benefits paid, inclusive of plan expenses	(635)	(865)	(2,759)	(2,353)
Plan curtailments and settlements	(13,338)	—	—	—
Plan combinations	—	—	—	1,835
Actuarial (gains) losses	169	(535)	(3,601)	633
Foreign currency translation adjustment		—	901	874
Benefit obligation at the end of the period	$—	$13,313	$53,802	$55,806

Change in plan assets
Fair value of plan assets at the beginning of the period	$15,153	$13,975	$32,563	$40,104
Actual return on plan assets	(23)	2,043	(2,075)	(7,717)
Employer contributions	—	—	1,720	1,655
Benefits paid, inclusive of plan expenses	(635)	(865)	(2,759)	(2,353)
Plan curtailments and settlements	(13,338)	—	—	—
Foreign currency translation adjustment	—	—	715	874
Fair value of plan assets at the end of the period	$1,157	$15,153	$30,164	$32,563
Funded status surplus (deficit)	$1,157	$1,840	$(23,638)	$(23,243)

	March 31,
	2025	2024
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$4,409	$5,606
Accrued expenses	(1,583)	(1,497)
Other liabilities	(25,307)	(25,512)
Funded status deficit	$(22,481)	$(21,403)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2025, 2024 and 2023:

	Fiscal year ended March 31,
	2025	2024	2023
Amounts recorded in AOCI before taxes:
Prior service cost	$(43)	$(85)	$(128)
Net loss	(11,145)	(9,590)	(2,307)
Net amount recognized	$(11,188)	$(9,675)	$(2,435)

The following table represents changes in plan assets and benefit obligations recognized in AOCI for the Company’s pension plans for the years ended March 31, 2025, 2024 and 2023:

	Fiscal year ended March 31,
	2025	2024	2023
Changes in plan assets and benefit obligations:
New prior service cost	$—	$—	$—
Net loss (gain) arising during the year	228	7,439	(10,352)
Effect of exchange rates on amounts included in AOCI	260	127	(957)
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(42)	(42)	(41)
Amortization or settlement recognition of net loss	1,069	(284)	(438)
Total recognized in other comprehensive (income) loss	$1,515	$7,240	$(11,788)

The amounts included in AOCI as of March 31, 2025 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$(42)
Net loss	(567)
Net amount expected to be recognized	$(609)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2025	2024	2025	2024
All defined benefit plans:
Accumulated benefit obligation	$—	$13,313	$51,690	$53,169
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$26,871	$27,009
Accumulated benefit obligation	—	—	24,787	24,930
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$—	$27,214	$27,009
Fair value of plan assets	—	—	325	—
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$—	$26,871	$27,009
Accumulated benefit obligation	—	—	24,787	24,930
Fair value of plan assets	—	—	—	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.2%	4.9%	3.7%	3.8%-5.3%	3.5%-6.0%	1.5%-5.4%
Expected return on plan assets	3.25	5.5	5.5	4.8-5	4-4.7	3.1-5.3
Rate of compensation increase	N/A	N/A	N/A	2.5-4.5	2.3-4.5	1.8-5.5
N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2025	2024	2025	2024
Discount rate	N/A	5.2%	3.3%-5.9%	3.8%-5.3%
Rate of compensation increase	N/A	N/A	2.0-4.5	2.5-4.5
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

Pension Plan Investment Strategy

The US plan has been terminated during fiscal 2025. Once all expenses associated with the plan termination have been paid, any excess cash will be returned to the company. In fiscal 2024, the UK plan entered in an annuity insurance contract and now the UK plan is fully insured.

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2025 and 2024 and the basis for that measurement:

	March 31, 2025
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,157	$1,157	$—	$—	$3,252	$3,252	$—	$—
Equity securities
US(a)	—	—	—	—	—	—	—	—
International(b)	—	—	—	—	—	—	—	—
Fixed income(c)	—	—	—	—	324	—	324	—
Other investments(d)	—	—	—	—	26,588	—	—	26,588
Total	$1,157	$1,157	$—	$—	$30,164	$3,252	$324	$26,588

	March 31, 2024
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$5,473	$5,473	$—	$—	$3,752	$3,752	$—	$—
Equity securities
US(a)	—	—	—	—	—	—	—	—
International(b)	—	—	—	—	—	—	—	—
Fixed income(c)	9,680	9,680	—	—	314	—	314	—
Other investments(d)	—	—	—	—	28,497	—	—	28,497
Total	$15,153	$15,153	$—	$—	$32,563	$3,752	$314	$28,497

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

Level 3 Rollforward

The following presents our Level 3 Rollforward for our defined pension plan assets:

Beginning of year balance as of March 31, 2024	$28,497
Actual return on plan assets, relating to assets still held at the reporting date	$(1,511)
Purchases	$(1,024)
Change due to exchange rate changes	$626
End of year balance as of March 31, 2025	$26,588

The Company expects to make cash contributions of approximately $1,616 to its pension plans in fiscal 2026.
Estimated future benefit payments under the Company’s pension plans are as follows:

2026	$2,588
2027	2,468
2028	3,014
2029	3,579
2030	3,965
Years 2031-2035	20,097

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2025, 2024 and 2023 were $22,031, $22,819 and $20,933, respectively.

17. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2025 and 2024, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2023, 2024 and 2025, respectively:

Shares outstanding as of March 31, 2022	40,986,658
Purchase of treasury stock	(358,365)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	272,766
Shares outstanding as of March 31, 2023	40,901,059
Purchase of treasury stock	(1,002,415)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	373,292
Shares outstanding as of March 31, 2024	40,271,936
Purchase of treasury stock	(1,568,292)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	488,417
Shares outstanding as of March 31, 2025	39,192,061

Treasury Stock

In fiscal 2025, the Company purchased 1,568,292 shares for $153,961. The Company purchased 1,002,415 shares for $95,690 in fiscal 2024 and 358,365 shares for $22,907 in fiscal 2023. At March 31, 2025 and 2024, the Company held 17,647,529 and 16,091,988 shares as treasury stock, respectively.

Treasury Stock Reissuance

During fiscal 2025, fiscal 2024 and fiscal 2023, the Company also issued 12,751, 13,981 and 17,077 shares out of its treasury stock, respectively, valued at $62.55 per share, on a FIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2025
Pension funded status adjustment	$(9,798)	$132	$(708)	$(10,374)
Net unrealized gain (loss) on derivative instruments	755	(2,339)	1,315	(269)
Foreign currency translation adjustment (1)	(195,808)	(41,028)	—	(236,836)
Accumulated other comprehensive loss	$(204,851)	$(43,235)	$607	$(247,479)
March 31, 2024
Pension funded status adjustment	$(4,423)	$(5,672)	$297	$(9,798)
Net unrealized gain (loss) on derivative instruments	1,411	6,283	(6,939)	755
Foreign currency translation adjustment (1)	(180,462)	(15,346)	—	(195,808)
Accumulated other comprehensive loss	$(183,474)	$(14,735)	$(6,642)	$(204,851)
March 31, 2023
Pension funded status adjustment	$(12,637)	$7,872	$342	$(4,423)
Net unrealized gain (loss) on derivative instruments	2,963	(2,453)	901	1,411
Foreign currency translation adjustment (1)	(133,821)	(46,641)	—	(180,462)
Accumulated other comprehensive loss	$(143,495)	$(41,222)	$1,243	$(183,474)
(1) Foreign currency translation adjustment for the fiscal year ended March 31, 2025, March 31, 2024, March 31, 2023 and includes a $10,600 gain (net of taxes of $3,235), $2,615 loss (net of taxes of $797) and 19,491 gain (net of taxes 4,557), respectively, related to the Company's cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,717	Cost of goods sold
Tax benefit	(402)
Net unrealized loss on derivative instruments, net of tax	$1,315

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(4,413)	Interest expense
Tax expense	1,032
Net unrealized gain on derivative instruments, net of tax	$(3,381)

Defined benefit pension costs:
Prior service costs, deferrals, and settlements	$(1,027)	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax expense	319
Net periodic benefit cost, net of tax	$(708)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,057)	Cost of goods sold
Tax benefit	2,118
Net unrealized gain on derivative instruments, net of tax	$(6,939)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(713)	Interest expense
Tax expense	167
Net unrealized gain on derivative instruments, net of tax	$(546)

Defined benefit pension costs:
Prior service costs and deferrals	$326	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax benefit	(29)
Net periodic benefit cost, net of tax	$297

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2023:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,176	Cost of goods sold
Tax benefit	(275)
Net unrealized loss on derivative instruments, net of tax	$901

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,587)	Interest expense
Tax expense	839
Net unrealized gain on derivative instruments, net of tax	$(2,748)

Defined benefit pension costs:
Prior service costs and deferrals	$478	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax benefit	(136)
Net periodic benefit cost, net of tax	$342

18. Stock-Based Compensation

As of March 31, 2025, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2023 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2023 EIP.

As of March 31, 2025, 2,837,222 shares are available for future grants. The Company’s equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2025, the Company granted to management and other key employees 266,027 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $5,869, with a related tax benefit of $1,161 for fiscal 2025, $7,022 with a related tax benefit of $730 for fiscal 2024 and $6,232 with a related tax benefit of $848 for fiscal 2023.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.84%	4.24%	2.92%
Dividend yield	1.02%	0.95%	0.99%
Expected life (years)	6	6	6
Volatility	38.61%	38.25%	37.40%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2022	975,605	7.5	$78.94	$3,605
Granted	310,140		75.33	—
Exercised	(75,180)		65.22	1,561
Forfeited	(9,575)		80.05	39
Expired	(4,679)		85.12	—
Options outstanding as of March 31, 2023	1,196,311	7.3	$78.83	$12,150
Granted	200,314		101.04	—
Exercised	(197,350)		71.81	6,110
Forfeited	(9,166)		78.68	158
Expired	—		—	—
Options outstanding as of March 31, 2024	1,190,109	7.0	$83.74	$15,043
Granted	266,027		101.56	—
Exercised	(139,016)		76.66	3,950
Forfeited	(29,340)		98.38	115
Expired	—		—	—
Options outstanding as of March 31, 2025	1,287,780	6.8	$87.85	$10,472
Options exercisable as of March 31, 2025	818,637	5.7	$83.13	$8,951
Options vested and expected to vest, as of March 31, 2025	1,269,049	6.8	$87.68	$10,455

The following table summarizes information regarding stock options outstanding as of March 31, 2025:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60-$60.00	90,520	4.0	$57.73
$70.01-$80.00	378,411	6.4	$75.71
$80.01-$90.00	159,380	4.2	$83.01
$90.01-$100.00	209,579	8.1	$93.60
$100.01-$109.69	449,890	8.1	$103.24
	1,287,780	6.8	$87.85

Restricted Stock Units, Market and Performance-condition based Awards

Non-Employee Directors

In fiscal 2025, the Company granted to non-employee directors 19,214 deferred restricted stock units (“DSU”) at the fair value of $76.52 per unit at the date of grant. In fiscal 2024, such grants amounted to 21,147 DSU's at the fair value of $76.83 per unit at the date of grant and in fiscal 2023, such grants amounted to 39,792 DSU's units at the fair value of $42.95 unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2025, fiscal 2024 and fiscal 2023, 9,972, 8,386, and 1,635 restricted stock units, respectively, at fair values of $98.62, $94.34 and $66.90, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2025, the Company granted to management and other key employees 361,222 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $94.63 per restricted stock unit.

In fiscal 2024, the Company granted to management and other key employees 269,751 restricted stock units that vest ratably over four years from the date of grant at the fair value of $94.31 per restricted stock unit.

In fiscal 2023, the Company granted to management and other key employees 345,449 restricted stock units that vest ratably over four years from the date of grant at a fair value of $70.88 per restricted stock unit.

A summary of the changes in restricted stock units, including DSU's, and TSRs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2025 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2024	1,022,836	$69.24	1,132	$66.89
Granted	361,222	94.63	—	—
Stock dividend	9,685	75.49	11	66.89
Performance factor	—	—	—	—
Vested	(435,043)	64.39	—	—
Forfeitures	(38,993)	86.69	—	—
Non-vested awards as of March 31, 2025	919,707	$80.42	1,143	$66.89

The Company recognized stock-based compensation expense relating to restricted stock units of $21,867, with a related tax benefit of $3,520 for fiscal 2025, $23,585, with a related tax benefit of $4,557 for fiscal 2024 and $20,139, with a related tax benefit of $3,746 for fiscal 2023.

All Award Plans

As of March 31, 2025, unrecognized compensation expense associated with the non-vested equity awards outstanding was $64,214 and is expected to be recognized over a weighted-average period of 27 months.

19. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2025	2024	2023
Net earnings attributable to EnerSys stockholders	$363,735	$269,096	$175,810
Weighted-average number of common shares outstanding:
Basic	39,760,829	40,669,392	40,809,235
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	677,750	702,047	517,520
Diluted weighted-average number of common shares outstanding	40,438,579	41,371,439	41,326,755
Basic earnings per common share attributable to EnerSys stockholders	$9.15	$6.62	$4.31
Diluted earnings per common share attributable to EnerSys stockholders	$8.99	$6.50	$4.25
Anti-dilutive equity awards not included in diluted weighted-average common shares	551,411	356,893	710,678

20. Commitments, Contingencies and Litigation

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of March 31, 2025 and March 31, 2024, the Company did not have a reserve balance related to these matters.

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

Collective Bargaining

At March 31, 2025, the Company had approximately 10,858 employees. Of these employees, approximately 28% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 8% of the total workforce. The average term of these agreements is 2 years, with the longest term being 4 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2025.

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency movements, the Company enters into contracts with financial institutions. The vast majority of such contracts are for a period not extending beyond one year. The Company also entered into cross currency fixed interest rate swap agreements to hedge its net investments in foreign operations against future volatility in the exchange rates between U.S. Dollars and Euros and these agreements mature on December 15, 2027. Please refer to Note 14 - Derivative Financial Instruments for more details.

Other

The Company has various purchase and capital commitments incidental to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

21. Restructuring, Exit and Other Charges

Restructuring Programs

The Company had committed to various restructuring plans aimed at improving operational efficiencies across its lines of business. All of these plans are complete. Restructuring and exit charges for the reportable segments are as follows:

During fiscal 2025, the Company announced and completed restructuring programs in all reportable segments to improve operational efficiencies. The charges related to Energy Systems severance payments amounted to $3,364 to approximately 160 employees. The charges related to Motive Power severance payments amounted to $1,492 to approximately 66 employees.The charges related to Specialty severance payments amounted to $397 to approximately 4 employees.

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

Restructuring and exit charges for fiscal 2025, 2024 and 2023 by reportable segments are as follows:

	Fiscal year ended March 31, 2025
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$5,001	$1,575	$398	$6,974
Exit charges	993	4,144	2,317	7,454
Restructuring and other exit charges	$5,994	$5,719	$2,715	$14,428

	Fiscal year ended March 31, 2024
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$4,526	$3,445	$35	$8,006
Exit charges	4,312	8,253	7,532	20,097
Restructuring and other exit charges	$8,838	$11,698	$7,567	$28,103

	Fiscal year ended March 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$1,318	$327	$42	$1,687
Exit charges	123	12,537	2,092	14,752
Restructuring and other exit charges	$1,441	$12,864	$2,134	$16,439

A roll-forward of the restructuring reserve is as follows:

Balance at March 31, 2022	$1,030
Accrued	1,687
Costs incurred	(2,224)
Foreign currency impact and other	(48)
Balance at March 31, 2023	$445
Accrued	8,006
Costs incurred	(6,064)
Foreign currency impact and other	21
Balance at March 31, 2024	$2,408
Accrued	6,974
Costs incurred	(8,292)
Foreign currency impact and other	(11)
Balance at March 31, 2025	$1,079

Exit Charges

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company estimates that the total charges for these actions will amount to approximately $24,500. Non-cash charges for inventory and fixed assets write offs, and impairment of an indefinite-lived intangible asset are estimated to be $23,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan was completed as the end of fiscal 2025.

During fiscal 2024, the Company recorded non-cash charges totaling $551 primarily related to fixed assets and cash charges of $689 related to severance costs. The Company also recorded a non-cash write offs relating to inventories of $17,075, which was reported in cost of goods sold, and impairment of indefinite-lived intangible asset of $6,020.

During fiscal 2025, the Company recorded non-cash charges totaling $333 related to fixed asset write offs and inventories of $275.

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

During fiscal 2025, the Company recorded cash charges of $669 primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13,661. Cash charges are estimated to total $9,769 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2024.

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

During fiscal 2025, The Company recorded cash charges of $931 primarily related to relocation costs.

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

During fiscal 2025, the Company recorded $474 cash charges relating to site cleanup.

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

During fiscal 2025, the Company recorded cash charges of $3,625 relating primarily to site cleanup and $598 of non-cash charges relating to accelerated depreciation of fixed assets.

22. Warranty

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

	Fiscal year ended March 31,
	2025	2024	2023
Balance at beginning of year	$60,819	$56,630	$54,978
Current year provisions	32,400	34,110	29,132
Costs incurred	(27,867)	(30,160)	(25,251)
Foreign currency translation adjustment	1,069	239	(2,229)
Balance at end of year	$66,421	$60,819	$56,630

23. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2025	2024	2023
Cost of Funds Asset Securitization	$8,672	$8,776	$2,314
Non-service components of pension expense	(1,259)	1,530	315
Foreign exchange transaction (gains) losses	(3,324)	(6,053)	671
Other	2,904	5,178	4,893
Total	$6,993	$9,431	$8,193

24. Business Segments

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
•Motive Power - power for electric industrial forklifts, AGVs other material handling equipment used in manufacturing, and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.
•Specialty - premium starting, lighting and ignition applications in transportation, energy solutions for satellites, spacecraft, commercial aircraft, military, aircraft, submarines, ships, other tactical vehicles, defense applications and portable power solutions for soldiers in the field, as well as medical devices and equipment.
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

Summarized financial information related to the Company’s reportable segments at March 31, 2025, 2024 and 2023 and for each of the fiscal years then ended is shown below.

	Twelve months ended
	March 31, 2025
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers	$1,531,169	$1,484,117	$593,488	$3,608,774
Net sales from corporate and other				8,805
Total Net Sales				$3,617,579
Less:
Other segment items(4)	$1,427,963	$1,251,362	$556,534	$3,244,664

Segment income	$103,206	$232,755	$36,954	$372,915
Less:
Inventory adjustment relating to exit activities	274	—	3,335	3,609
Restructuring and other exit charges	5,994	5,719	2,715	14,428
Loss on assets held for sale	—	4,634	—	4,634
Amortization of intangible assets	23,620	685	7,500	31,805
Acquisition expense	11	11	2,476	2,498
Integration costs	(96)	—	4,086	3,990
Other	673	1,574	110	2,357
Total operating earnings by segment	$72,730	$220,132	$16,732	$309,594
Corporate and other(3)				$155,092
Operating earnings(2)				$464,686
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
(4) Primarily includes cost of sales and operating expenses

	Twelve months ended
	March 31, 2024
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers	$1,590,023	$1,456,181	$535,667	$3,581,871
Net sales from corporate and other				—
Total Net Sales				$3,581,871
Less:
Other segment items(4)	$1,503,068	$1,241,531	$504,301	$3,248,900

Segment income	$86,955	$214,650	$31,366	$332,971
Less:
Inventory adjustment relating to exit activities	17,075	—	3,098	20,173
Restructuring and other exit charges	8,840	11,697	7,566	28,103
Impairment of indefinite-lived intangibles	13,619	—	—	13,619
Legal proceedings charge, net	3,705	—	—	3,705
Amortization of intangible assets	24,503	683	2,808	27,994
Acquisition expense	16	185	—	201
Integration costs	420	—	—	420
Other	3,304	847	295	4,446
Total operating earnings by segment	$15,473	$201,238	$17,599	$234,310
Corporate and other(3)				$117,260
Operating earnings(2)				$351,570
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
(4) Primarily includes cost of sales and operating expenses

	Twelve months ended
	March 31, 2023
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers	$1,738,195	$1,451,244	$519,140	$3,708,579
Net sales from corporate and other				—
Total Net Sales				$3,708,579
Less:
Other segment items(4)	$1,647,795	$1,271,272	$478,653	$3,397,720

Segment income	$90,400	$179,972	$40,487	$310,859
Less:
Inventory adjustment relating to exit activities	(211)	892	—	681
Restructuring and other exit charges	1,441	12,864	2,134	16,439
Impairment of indefinite-lived intangibles	100	—	380	480
Amortization of intangible assets	27,383	441	2,923	30,747
Acquisition expense	87	317	—	404
Integration costs	138	—	—	138
Other	487	310	95	892
Total operating earnings by segment	$60,975	$165,148	$34,955	$261,078
Corporate and other(3)				$17,283
Operating earnings(2)				$278,361
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
(4) Primarily includes cost of sales and operating expenses

	Fiscal year ended March 31,
	2025	2024	2023
Capital Expenditures
Energy Systems	$39,167	$33,626	$37,249
Motive Power	22,758	17,115	16,373
Specialty	47,016	35,596	35,150
Other	12,097	100	—
Total	$121,038	$86,437	$88,772

Depreciation and Amortization
Energy Systems	$50,443	$49,469	$52,034
Motive Power	23,695	23,690	22,404
Specialty	26,706	18,762	16,715
Other	32	100	—
Total	$100,876	$92,021	$91,153
The Company's property, plant and equipment by reportable segments as of March 31, 2025 and 2024 are as follows:

	March 31, 2025	March 31, 2024
Property, plant and equipment, net
Energy Systems	$198,841	$189,519
Motive Power	144,076	145,395
Specialty	236,861	197,368
Other	12,655	168
Total	$592,433	$532,450
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 63.5%, 60.2% and 63.4% for fiscal years ended March 31, 2025, 2024 and 2023, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2025 and 2024, were $422,263 and $357,416, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

25. Subsequent Events

Dividend

On May 21, 2025, the Board of Directors approved a quarterly cash dividend of $0.24 per share of common stock to be paid on June 27, 2025, to stockholders of record as of June 13, 2025.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We completed the Bren-Tronics acquisition on July 26, 2024 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Bren-Tronics. For fiscal 2025, Bren-Tronics accounted for approximately 2% of sales, and as of March 31, 2025 approximately 6% of total assets.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

s/ David M. Shaffer	/s/ Andrea J. Funk
David M. Shaffer Chief Executive Officer	Andrea J. Funk Chief Financial Officer

ITEM 9B.	OTHER INFORMATION
As previously disclosed, Joern Tinnemeyer, EnerSys’ former Chief Technology Offer, separated from employment with EnerSys on March 26, 2025 (the “Separation Date”). On April 15, 2025, EnerSys and Mr. Tinnemeyer entered into a Wage Continuation Agreement and Waiver and Release of Claims (the “Separation Agreement”), which provides, among other things, (a) continuation of his then current base salary for 34 weeks following the Separation Date, (b) continued eligibility to receive any payment under EnerSys’ Management Incentive Plan for the year ended March 31, 2025, (c) if elected, payment of the same amount of premium for benefit coverage to be provided under COBRA for a period of up to 34 weeks following the Separation Date, (d) a release by Mr. Tinnemeyer in favor of EnerSys, (e) restrictive covenants by Mr. Tinnemeyer in favor of EnerSys related to non-competition, non-solicitation and confidentiality. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation

Agreement, a copy of which is attached hereto as Exhibit 10.39 to this Annual Report on Form 10-K and is incorporated herein by reference.

10b5-1 Plans

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,208,630	(1)	$87.68	(2)	2,837,222
Equity compensation plans not approved by security holders	—		—		—
Total	2,208,630		$87.68		2,837,222
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

3.2
Fifth Amended and Restated Bylaws (incorporated by reference to Exhibits 3.2 to EnerSys’ Quarterly Report on Form 10-Q for the quarter ended December 29, 2024 (File No. 001-32253) filed on February 5, 2025).

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

10.23
Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.24
Form of Deferred Stock Unit Agreement – Non-Employee Directors – Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.32 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (File No. 001-32253) filed on May 26, 2021).

10.25
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

10.28
EnerSys Voluntary Deferred Compensation Plan For Executives (incorporated herein by reference to Exhibit 10.2 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.29
Award Agreement for Employees - Restricted Stock Units under the 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.30
Employee Stock Option Agreement under the 2023 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.31
Award Agreement for Non-Employee Directors Deferred Stock Units (incorporated herein by reference to Exhibit 10.5 of EnerSys' Form 10-Q for the quarter ended July 2, 2023 (File Number 001-32253) filed on August 9, 2023).

10.32
EnerSys 2023 Equity Incentive Plan (incorporated by reference to Appendix A to EnerSys’ proxy statement on Schedule 14A dated June 22, 2023 for the annual meeting of shareholders held on August 3, 2023).

10.33	Severance Letter Agreement, April 4, 2025, between EnerSys and Joern Tinnemeyer, (filed herewith).

Exhibit Number	Description of Exhibit
19.1	Policy on Insider Trading (incorporated herein by reference to Exhibit 19.1 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (File No. 001-32253) filed on May 22, 2024)

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (File No. 001-32253) filed on May 22, 2024)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ DAVID M. SHAFFER
May 21, 2025		David M. Shaffer Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ DAVID M. SHAFFER	Chief Executive Officer	May 21, 2025
David M. Shaffer

/s/ ANDREA J. FUNK	Chief Financial Officer (Principal Accounting Officer)	May 21, 2025
Andrea J. Funk

/s/ CAROLINE CHAN	Director	May 21, 2025
Caroline Chan

/s/ STEVEN M. FLUDDER	Director	May 21, 2025
Steven M. Fludder

/s/ DAVID C. HABIGER	Director	May 21, 2025
David C. Habiger

/s/ HOWARD I. HOFFEN	Director	May 21, 2025
Howard I. Hoffen

/s/ LAUREN KNAUSENBERGER	Director	May 21, 2025
Lauren Knausenberger

/s/ TAMARA MORYTKO	Director	May 21, 2025
Tamara Morytko

/s/ PAUL J. TUFANO	Director	May 21, 2025
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 21, 2025
Ronald P. Vargo

/s/ RUDOLPH WYNTER	Director	May 21, 2025
Rudolph Wynter