Form 10-Q
period 2025-06-29
EnerSys
filed 2025-08-06
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025

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
Common Stock outstanding at August 1, 2025: 37,466,929 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	June 29, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$346,662	$343,131
Accounts receivable, net of allowance for doubtful accounts: June 29, 2025 - $8,526; March 31, 2025 - $8,675	566,766	597,942
Inventories, net	789,340	739,994
Prepaid and other current assets	463,731	408,747
Total current assets	2,166,499	2,089,814
Property, plant, and equipment, net	607,129	592,433
Goodwill	758,184	721,073
Other intangible assets, net	368,651	375,430
Deferred taxes	89,934	74,793
Other assets	120,590	117,705
Total assets	$4,110,987	$3,971,248
Liabilities and Equity
Current liabilities:
Short-term debt	$29,623	$28,502
Accounts payable	363,097	405,694
Accrued expenses	328,759	340,872
Total current liabilities	721,479	775,068
Long-term debt, net of unamortized debt issuance costs	1,269,020	1,083,541
Deferred taxes	16,543	17,641
Other liabilities	237,796	175,510
Total liabilities	2,244,838	2,051,760
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 29, 2025 and at March 31, 2025	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 56,840,144 shares issued and 37,456,608 shares outstanding at June 29, 2025; 56,839,590 shares issued and 39,192,061 shares outstanding at March 31, 2025	568	568
Additional paid-in capital	680,610	662,725
Treasury stock at cost, 19,383,536 shares held as of June 29, 2025 and 17,647,529 shares held as of March 31, 2025	(1,138,704)	(988,936)
Retained earnings	2,537,330	2,489,200
Accumulated other comprehensive loss	(217,105)	(247,479)
Total EnerSys stockholders’ equity	1,862,699	1,916,078
Nonredeemable noncontrolling interests	3,450	3,410
Total equity	1,866,149	1,919,488
Total liabilities and equity	$4,110,987	$3,971,248
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	June 29, 2025	June 30, 2024
Sales from products	$805,813	$758,531
Sales from services	87,211	94,385
Net sales	893,024	852,916
Cost of goods sold	566,048	535,766
Cost of services	73,748	78,779
Gross profit	253,228	238,371
Operating expenses	160,886	141,102
Restructuring and other exit charges	5,862	5,938
Operating earnings	86,480	91,331
Interest expense	11,312	10,987
Other expense (income), net	9,510	1,015
Earnings before income taxes	65,658	79,329
Income tax expense	8,200	9,218
Net earnings attributable to EnerSys stockholders	$57,458	$70,111
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.48	$1.74
Diluted	$1.46	$1.71
Dividends per common share	$0.24	$0.225
Weighted-average number of common shares outstanding:
Basic	38,798,263	40,204,013
Diluted	39,295,773	40,986,116
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended
	June 29, 2025	June 30, 2024
Net earnings	$57,458	$70,111
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	462	3,662
Pension funded status adjustment, net of tax	123	110
Foreign currency translation adjustment	29,829	(13,316)
Total other comprehensive income (loss), net of tax	30,414	(9,544)
Total comprehensive income (loss)	87,872	60,567
Comprehensive income (loss) attributable to noncontrolling interests	40	(22)
Comprehensive income (loss) attributable to EnerSys stockholders	$87,832	$60,589
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities
Net earnings	$57,458	$70,111
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,894	23,550
Write-off of assets relating to exit activities	(626)	118
Derivatives not designated in hedging relationships:
Net losses (gains)	(354)	(354)
Cash (settlements) proceeds	2,536	(190)
Provision for doubtful accounts	(203)	628
Deferred income taxes	(42)	31
Non-cash interest expense	479	490
Stock-based compensation	17,601	7,062
(Gain) loss on disposal of property, plant, and equipment	34	(10)
Changes in assets and liabilities:
Accounts receivable	50,218	12,183
Inventories	(33,490)	(16,484)
Prepaid and other current assets	(38,867)	(9,889)
Other assets	179	(2,437)
Accounts payable	(43,049)	(10,349)
Accrued expenses	(38,448)	(64,251)
Other liabilities	648	189
Net cash provided by (used in) operating activities	968	10,398

Cash flows from investing activities
Capital expenditures	(33,019)	(36,137)
Purchase of business	(12,558)	—
Proceeds from disposal of property, plant, and equipment	4,163	5
Investment in Equity Securities	—	(10,852)
Net cash (used in) provided by investing activities	(41,414)	(46,984)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(209)	(195)
Proceeds from Second Amended Revolver borrowings	231,700	65,000
Repayments of Second Amended Revolver borrowings	(46,700)	—
Option proceeds, net	—	6,958
Purchase of treasury stock	(150,034)	(11,641)
Dividends paid to stockholders	(9,107)	(9,043)
Other	314	(133)
Net cash provided by (used in) financing activities	25,964	50,946
Effect of exchange rate changes on cash and cash equivalents	18,013	(3,615)
Net increase (decrease) in cash and cash equivalents	3,531	10,745
Cash and cash equivalents at beginning of period	343,131	333,324
Cash and cash equivalents at end of period	$346,662	$344,069
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended June 29, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.

The Consolidated Condensed Balance Sheet at March 31, 2025 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2025 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 21, 2025 (the “2025 Annual Report”).

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2026 end on June 29, 2025, September 28, 2025, December 28, 2025, and March 31, 2026, respectively. The four quarters in fiscal 2025 ended on June 30, 2024, September 29, 2024, December 29, 2024, and March 31, 2025, respectively.

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

2. Acquisition

Bren-Tronics

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for the aggregate purchase price consideration of $206,374 net of cash and restricted cash acquired. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The transaction was accounted for as a business combination by applying the acquisition method of accounting.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

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

The amounts above represent the Company's fair value estimates related to the acquisition as of July 26, 2024. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of trade receivables acquired is $10,325, with gross contractual amounts being $10,325. The Company currently expects all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,100 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13 and 12 years, respectively.

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2026 and 2025 amounted to $37,496 and $52,332, respectively.

On June 29, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $177,104, of which, the Company estimates that approximately $88,477 will be recognized as revenue in fiscal 2026, $64,948 in fiscal 2027, and $23,679 in fiscal 2028.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of June 29, 2025, the current and non-current portion of contract liabilities were $29,633 and $770, respectively. As of March 31, 2025, the current and non-current portion of contract liabilities were $28,820 and $488, respectively. Revenues recognized during the first quarter of fiscal 2026 and 2025 that were included in the contract liability at the beginning of the quarter, amounted to $7,576 and $6,100, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $84,566 and $71,774 as of June 29, 2025 and March 31, 2025, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At June 29, 2025, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and refund liability representing amounts estimated to be refunded to customers was $7,010.

4. Accounts Receivable

	June 29, 2025	March 31, 2025
Accounts receivable	$575,292	$606,617
Allowance for doubtful accounts	8,526	8,675
Accounts receivable, net	$566,766	$597,942

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

During the first quarter of fiscal 2026, the Company sold $189,892 of accounts receivables for $189,892 in proceeds to an unaffiliated financial institution, of which $189,892 were collected as of June 29, 2025. During the first quarter of fiscal 2025, the Company sold $189,736 of accounts receivables for $189,736 in net proceeds to an unaffiliated financial institution, of which $189,736 were collected as of June 30, 2024. Total collateralized accounts receivables of approximately $350,538 were held by EnerSys Finance at June 29, 2025.

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

5. Inventories

	June 29, 2025	March 31, 2025
Raw materials	$309,633	$296,365
Work-in-process	130,583	125,459
Finished goods	349,124	318,170
Total	$789,340	$739,994

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of June 29, 2025 and March 31, 2025, and the basis for that measurement:

	Total Fair Value Measurement June 29, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$2,484	$—	$2,484	$—
Foreign currency forward contracts	(746)	—	(746)	—
Interest Rate Swaps	(73)	—	(73)	—
Net investment hedges	(87,823)	—	(87,823)	—
Total derivatives	$(86,158)	$—	$(86,158)	$—

	Total Fair Value Measurement March 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(225)	$—	$(225)	$—
Foreign currency forward contracts	$1,629	—	1,629	—
Interest Rate Swaps	$5	—	5	—
Net investment hedges	(33,002)	—	(33,002)	—
Total derivatives	$(31,593)	$—	$(31,593)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2025 Annual Report.

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

The fair value of the Company’s short-term debt and borrowings under the Fourth Amended Credit Facility (as defined in Note 12), approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2032 Notes and 2027 Notes (each as defined in Note 12 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 102% and 101% of face value on June 29, 2025 and March 31, 2025, respectively. The 2027 Notes were trading at approximately 98% and 96% of the face value on June 29, 2025 and March 31, 2025, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at June 29, 2025 and March 31, 2025 were as follows:

	June 29, 2025		March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$599,550	$600,000	$591,420
Derivatives (1)	$86,158	$86,158	$(31,593)	$(31,593)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at June 29, 2025 and March 31, 2025).
(2)The fair value amount of the Senior Notes at June 29, 2025 and March 31, 2025 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At June 29, 2025 and March 31, 2025, the Company has hedged the price to purchase approximately 107.0 million pounds and 70.0 million pounds of lead, respectively, for a total purchase price of $96,115 and $63,841, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of June 29, 2025 and March 31, 2025, the Company had entered into a total of $53,894 and $39,196, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 29, 2025 and March 31, 2025, such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $13,251 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of

Income. As of June 29, 2025 and March 31, 2025, the notional amount of these contracts was $63,082 and $63,146, respectively.
Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
June 29, 2025 and March 31, 2025

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	June 29, 2025	March 31, 2025	June 29, 2025	March 31, 2025	June 29, 2025	March 31, 2025
Prepaid and other current assets:
Lead forward contracts	$2,484	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	502	1,919
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	—	5	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$2,484	$5	$—	$—	$502	$1,919
Accrued expenses:
Lead forward contracts	$—	$225	$—	$—	$—	$—
Foreign currency forward contracts	1,248	290	—	—	—	—
Other liabilities:
Interest rate swaps	72	—	—	—	—	—
Net investment hedges	—	—	87,823	33,002	—	—
Total liabilities	$1,320	$515	$87,823	$33,002	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 29, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,489	Cost of goods sold	$(1,264)
Foreign currency forward contracts	(1,848)	Cost of goods sold	224
Interest rate swaps	(374)	Interest expense	(297)
Total	$(733)		$(1,337)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(55,994)	Interest expense	$(1,173)
Total	$(55,994)		$(1,173)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,118
Total		$1,118

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 30, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$2,731	Cost of goods sold	$(1,486)
Foreign currency forward contracts	347	Cost of goods sold	49
Interest rate swaps	1,082	Interest expense	818
Total	$4,160		$(619)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$2,258	Interest expense	$264
Total	$2,258		$264

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$354
Total		$354

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2026 and 2025 was based on the estimated effective tax rates applicable for the full years ending March 31, 2026 and March 31, 2025, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact of the enacted legislation is included in our estimated effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that will be applicable to the Company effective in future quarters. These changes include permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and changes to the tax treatment for certain business provisions and energy credits. The Company is evaluating the potential impact of the OBBBA to the Consolidated Financial Statements and actively monitoring guidance as it is issued.

The consolidated effective income tax rates for the first quarter of fiscal 2026 and 2025 were 12.5% and 11.6%. The rate increase in the first quarter compared to the prior year period is primarily due to the greater impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 52% for fiscal 2026 compared to 49% for fiscal 2025. The foreign effective tax rates for the first quarter of fiscal 2026 and 2025 were 16% and 14%, respectively. The foreign effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively, due to the greater impact of Pillar 2.

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

	Quarter ended
	June 29, 2025	June 30, 2024
Balance at beginning of period	$66,421	$60,819
Current period provisions	7,018	7,147
Costs incurred	(6,025)	(5,865)
Foreign currency translation adjustment	1,011	(368)
Balance at end of period	$68,425	$61,733

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

11. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2025 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business. A substantial portion of these plans are complete with an estimated $628 remaining to be incurred by the end of fiscal 2026, related to new plans started in the first quarter of fiscal 2026.

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company estimates one-time cash charges related to the Plan to be in the range of $15,000 to $20,000 consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026.

Restructuring and exit charges for the first quarter of fiscal 2026 by reportable segments are as follows:

	Quarter ended June 29, 2025
	Energy Systems	Motive Power	Specialty	Total
Restructuring charges	$764	$488	$—	$1,252
Exit charges	291	4,319	—	4,610
Restructuring and other exit charges	$1,055	$4,807	$—	$5,862

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2025	$1,079
Accrued	1,252
Costs incurred	(914)
Foreign currency impact	51
Balance as of June 29, 2025	$1,468

Exit Charges

Fiscal 2026 Program

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded motive power batteries. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13,700 under this restructuring plan when completed, the majority of which is expected to be recorded by the end of the 2025 calendar year, of which $1,500 is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12,200, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During the current quarter of fiscal 2026, the Company recorded a $4,015 in severance costs.

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to approximately $24,500. Non-cash charges for inventory and fixed assets write-offs, and impairment of an indefinite-lived intangible asset are estimated to be $23,600, and cash charges for employee severance and retention payments are estimated to be $900. The plan was completed as of the end of fiscal 2025.

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

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3,600 relating to $1,400 in cash charges for employee severance, and non-cash charges of $2,200 relating to fixed assets, facility lease, and inventory. The plan was completed as of the end of fiscal 2025.

During fiscal 2024, the Company recorded cash charges of $1,343 primarily related to severance costs and non-cash charges totaling $2,066 related to lease right of use asset and fixed asset write-offs.

During fiscal 2025, the Company recorded cash charges of $669 primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13,661. Cash charges are estimated to total $9,769 primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3,892 relating to fixed assets, inventory, and contract assets. The plan was completed as of the end of fiscal 2025.

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

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan was completed as of the first quarter of fiscal 2026.

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

During the current quarter of fiscal 2026, the Company recorded a $1,142 gain of the sale of the building.

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

During the current quarter of fiscal 2026, the Company recorded cash charges of $510 relating primarily to site cleanup and $8 of non-cash charges relating to accelerated depreciation of fixed assets.

12. Debt

The following summarizes the Company’s long-term debt as of June 29, 2025 and March 31, 2025:

	June 29, 2025		March 31, 2025
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,994	$600,000	$5,276
Fourth Amended Credit Facility, due 2026	675,000	986	490,000	1,183
2011 Credit Facility, due 2018		—		—
	$1,275,000	$5,980	$1,090,000	$6,459
Less: Unamortized issuance costs	5,980		6,459
Long-term debt, net of unamortized issuance costs	$1,269,020		$1,083,541

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

Subsequent to the fourth amendment, the quarterly installments payable on the Second Amended Term Loan are $2,594 beginning December 31, 2022, $3,891 beginning December 31, 2024 and $5,187 beginning December 31, 2025 with a final payment of $155,622 on September 30, 2026. The Fourth Amended Credit Facility may be increased by an aggregate amount of $350,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. Both the Second Amended Revolver and the Second Amended Term Loan bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR plus 10 basis points plus (i) between 1.125% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate or Canadian Prime Rate plus between 0.125% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) the Eurocurrency Base Rate plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero) (iii) the CDOR Base Rate equal to the higher of (a) Bank of America “Prime Rate” and (b) average 30-day CDOR rate plus 0.50%.

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

As of June 29, 2025, the Company had $465,000 outstanding under the Second Amended Revolver, $110,000 under the Second Amended Term Loan, and $100,000 outstanding under the Third Amended Term Loan.

Current Portion of Debt

The scheduled repayments within the next twelve months, relating to the Second Amended Term Loan, is $12,188 and is classified as long-term debt, as the Company expects to refinance the future quarterly payments with revolver borrowings under the Fourth Amended Credit Facility.

Short-Term Debt

As of June 29, 2025 and March 31, 2025, the Company had $29,623 and $28,502, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4.2% and 4.7%, respectively, at June 29, 2025 and March 31, 2025.

Letters of Credit

As of June 29, 2025 and March 31, 2025, the Company had $5,586 and $5,584 of standby letters of credit, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $479 and $490, respectively, for the first quarter ended June 29, 2025 and June 30, 2024. Debt issuance costs, net of accumulated amortization, totaled $5,980 and $6,459, respectively, at June 29, 2025 and March 31, 2025.

Available Lines of Credit

As of June 29, 2025 and March 31, 2025, the Company had available and undrawn, under all its lines of credit, $467,853 and $652,552, respectively, including $88,284 and $87,982, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Service cost	$—	$—	$266	$239
Interest cost	—	166	690	621
Expected return on plan assets	(10)	(47)	(377)	(351)
Amortization and deferral	—	(17)	160	144
Net periodic benefit cost	$(10)	$102	$739	$653

14. Stock-Based Compensation

As of June 29, 2025, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $17,601 for the first quarter of fiscal 2026 and $7,062 for the first quarter of fiscal 2025. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the current quarter of fiscal 2026, the Company granted to non-employee directors 3,291 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the current quarter of fiscal 2026, the Company granted to management and other key employees no non-qualified stock options, which usually vest ratably over three years from the date of the grant and 18,694 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the current quarter of fiscal 2026 included no exercises of stock options and the vesting or release of 776 restricted stock units including non-employee director restricted stock units

As of June 29, 2025, there were 1,276,842 non-qualified stock options, 926,750 restricted stock units including non-employee director restricted stock units and 1,146 TSRs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the current quarter ended June 29, 2025:

Shares outstanding as of March 31, 2025	39,192,061
Purchase of treasury stock	(1,740,161)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	4,708
Shares outstanding as of June 29, 2025	37,456,608

Treasury Stock

During the current quarter ended June 29, 2025, the Company purchased 1,740,161 shares for $150,034 and purchased 129,433 shares for $11,641 during the quarter ended June 30, 2024. At June 29, 2025 and March 31, 2025, the Company held 19,383,536 and 17,647,529 shares as treasury stock, respectively. During the current quarter ended June 29, 2025, the Company also issued 4,154 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the prior quarter ended June 30, 2024, the Company issued 3,121 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of June 29, 2025 and March 31, 2025, are as follows:

	March 31, 2025	Before Reclassifications	Amounts Reclassified from AOCI	June 29, 2025
Pension funded status adjustment	$(10,374)	$—	$123	$(10,251)
Net unrealized gain (loss) on derivative instruments	(269)	(562)	1,024	193
Foreign currency translation adjustment (1)	(236,836)	29,789	—	(207,047)
Accumulated other comprehensive (loss) income	$(247,479)	$29,227	$1,147	$(217,105)
(1) Foreign currency translation adjustment for the current quarter ended June 29, 2025 includes a $42,009 loss (net of taxes of $12,812) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the first quarter ended June 29, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,337)	Cost of goods sold
Tax expense	313
Net unrealized gain on derivative instruments, net of tax	$(1,024)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,173)	Interest expense
Tax expense	274
Net unrealized gain on derivative instruments, net of tax	$(899)

Defined benefit pension costs:
Prior service costs and deferrals	$160	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(37)
Net periodic benefit cost, net of tax	$123

The following table presents reclassifications from AOCI during the first quarter ended June 30, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$619	Cost of goods sold
Tax benefit	(145)
Net unrealized loss on derivative instruments, net of tax	$474

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(264)	Interest expense
Tax expense	62
Net unrealized gain on derivative instruments, net of tax	$(202)

Defined benefit pension costs:
Prior service costs and deferrals	$127	Net periodic benefit cost, included in other (income) expense, net - See Note 13
Tax benefit	(17)
Net periodic benefit cost, net of tax	$110

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended June 29, 2025:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$—	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	17,601	—	—	—	—	17,601	—	17,601
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(150,034)	—	—	—	(150,034)	—	(150,034)
Other	—	—	63	266	—	—	—	329	—	329
Net earnings	—	—	—	—	57,458	—	—	57,458	—	57,458
Dividends ($0.24 per common share)	—	—	221	—	(9,328)	—	—	(9,107)	—	(9,107)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—	—
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	123	—	123	—	123
Net unrealized gain (loss) on derivative instruments (net of tax gain of $142)	—	—	—	—	—	462	—	462	—	462
Foreign currency translation adjustment	—	—	—	—	—	29,789	—	29,789	40	29,829
Balance at June 29, 2025	$—	$568	$680,610	$(1,138,704)	$2,537,330	$(217,105)	$—	$1,862,699	$3,450	$1,866,149
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

	Quarter ended
	June 29, 2025	June 30, 2024
Net earnings attributable to EnerSys stockholders	$57,458	$70,111
Weighted-average number of common shares outstanding:
Basic	38,798,263	40,204,013
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	497,510	782,103
Diluted weighted-average number of common shares outstanding	39,295,773	40,986,116
Basic earnings per common share attributable to EnerSys stockholders	$1.48	$1.74
Diluted earnings per common share attributable to EnerSys stockholders	$1.46	$1.71
Anti-dilutive equity awards not included in diluted weighted-average common shares	661,088	347,099

17. Business Segments

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

Summarized financial information related to the Company’s reportable segments at June 29, 2025 and June 30, 2024.

	Quarter ended
	June 29, 2025
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$391,371	$349,078	$148,511	$888,960
Net sales from corporate and other				4,064
Total Net Sales				$893,024
Less:
Other segment items(4)	$364,031	$302,410	$138,872	$809,377

Segment income	$27,340	$46,668	$9,639	$83,647
Less:
Restructuring and other exit charges	1,055	4,807	—	5,862
Amortization of intangible assets	5,843	121	2,393	8,357
Accelerated stock compensation expense	5,374	3,367	1,457	10,198
Other	1,186	607	1,545	3,338
Total operating earnings by segment	$13,882	$37,766	$4,244	$55,892
Corporate and other(3)				$30,588
Operating earnings(2)				$86,480
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
(4) Primarily includes cost of sales and operating expenses

	Quarter ended
	June 30, 2024
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$361,051	$366,155	$125,710	$852,916
Net sales from corporate and other
Total Net Sales				$852,916
Less:
Other segment items(4)	$342,051	$310,189	$120,810	$773,050

Segment income	$19,000	$55,966	$4,900	$79,866
Less:
Restructuring and other exit charges	3,777	1,395	766	5,938
Amortization of intangible assets	6,001	183	702	6,886
Other	176	8	1,352	1,536
Total operating earnings by segment	$9,046	$54,380	$2,080	$65,506
Corporate and other(3)				$25,825
Operating earnings(2)				$91,331
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
(4) Primarily includes cost of sales and operating expenses

	Quarter ended	Quarter ended
	June 29, 2025	June 30, 2024
Capital Expenditures
Energy Systems	$13,678	$8,776
Motive Power	9,187	6,445
Specialty	8,562	11,576
Other	1,592	9,340
Total	$33,019	$36,137

Depreciation and Amortization
Energy Systems	$13,151	$12,502
Motive Power	6,375	5,845
Specialty	7,356	5,193
Other	12	10
Total	$26,894	$23,550
The Company's property, plant and equipment by reportable segments as of June 29, 2025 and June 30, 2024 are as follows:

	June 29, 2025	June 30, 2024
Property, plant and equipment, net
Energy Systems	$202,796	$181,992
Motive Power	134,403	132,209
Specialty	255,561	223,153
Other	14,369	9,716
Total	$607,129	$547,070

18. Subsequent Events

On August 6, 2025, the Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock to be paid on September 26, 2025 to stockholders of record as of September 12, 2025.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (our “2025 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

On July 22, 2025, we announced a reduction in force plan (the "Plan") as part of our strategic restructuring plan under our new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. We estimate one-time cash charges related to the Plan to be in the range of $15.0 million to $20.0 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026. . Combined with other non-headcount related actions, these changes are expected to result in approximately $80 million in annualized savings beginning in fiscal 2026. This estimate is comprised of approximately $70 million in savings, representing a reduction of over 10% of our fiscal 2025 operating expenses as well as an estimated $10 million in reduction in cost of goods sold. We expect to realize approximately $30 million to $35 million in savings in fiscal 2026, with material benefits beginning in the third quarter of fiscal 2026. Estimated savings exclude the previously discussed one-time cash charges.

Bren-Tronics Acquisition

On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $206.4 million in cash consideration, subject to adjustments as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The financial results contributed from this business are reported within our Specialty line of business.

Economic Climate

Global economic conditions are mixed with the impacts from the uncertainty surrounding U.S. tariffs, elevated interest rates and heightened geopolitical tensions having various levels of impacts in North America, China and EMEA. On February 1, 2025, the U.S. signed an executive order, effective February 3, 2025, whereby the U.S. will apply additional tariffs on imported goods from Canada, Mexico, and China. Since that announcement, the tariffs to be applied to these three countries, and others, were suspended and/or renegotiated several times with varying results and some new negotiations delayed to take effect until August. The impact of the U.S. tariffs and retaliatory actions by other countries could be substantial. We are currently assessing the impacts these tariffs could have on the organization, and we believe that the international nature of our organizational structure will allow us to mitigate some of the financial impact of these potential tariffs.

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

The supply chain is generally stable, however, the ongoing Israel-Hamas conflict has periodically disrupted some shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of broad market challenges.

The market demand in the forklift truck and Class 8 truck markets have been impacted by tariff policy uncertainty, causing some customers to pause larger projects and general spending activity until there is more clarity on global tariff impacts to their supply chains. The data center and communications markets tend to be less sensitive to tariff policy, with budget and spending plans based on their unique capital spending needs. The data center market is in the midst of a growth cycle driven by AI and increasing digitization. The communications market is currently in a modest, but slow spending recovery as investments in maintenance and network build outs are necessary to support the increased data required to be moved through their infrastructure. Global defense budgets are increasing in response to rising geopolitical tensions. Spending in EMEA has increased at a higher rate than in the US, as large program spending has outpaced sustainment spending with the U.S. Department of Defense.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $993.0 million (yielding a primary operating capital percentage of 27.8%) at June 29, 2025, $932.2 million (yielding a primary operating capital percentage of 23.9%) at March 31, 2025 and $866.9 million at June 30, 2024 (yielding a primary operating capital percentage of 25.4%). The primary operating capital percentage of 27.8% at June 29, 2025 increased by 390 basis points compared to March 31, 2025 and increased 240 basis points compared to June 30, 2024. The increase in primary operating capital percentage at June 29, 2025 compared to March 31, 2025 was primarily due to increases to inventory for strategic build up and decreases to accounts payable levels due to timing of payments. The increase in primary operating capital percentage at June 29, 2025 compared to June 30, 2024 was addition of Bren-Tronics balances as well as increases to inventory for strategic build up. Accounts receivable amounts increased comparatively mainly due to longer termed collections from customers compared to the first fiscal quarters of the prior fiscal year.
Primary operating capital and primary operating capital percentages at June 29, 2025, March 31, 2025 and June 30, 2024 are computed as follows:

($ in Millions)	June 29, 2025	March 31, 2025	June 30, 2024
Accounts receivable, net	$566.8	$597.9	$507.9
Inventory, net	789.3	740.0	713.7
Accounts payable	(363.1)	(405.7)	(354.7)
Total primary operating capital	$993.0	$932.2	$866.9
Trailing 3 months net sales	$893.0	$974.8	$852.9
Trailing 3 months net sales annualized	$3,572.0	$3,899.2	$3,411.6

Primary operating capital as a % of annualized net sales	27.8%	23.9%	25.4%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $346.7 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $468 million at June 29, 2025, availability subject to credit agreement financial covenants.

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

During the current quarter of fiscal 2026, we purchased 1,740,161 shares for $150.0 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $40.1 million or 4.7% in the first quarter of fiscal 2026 as compared to the first quarter of fiscal 2025. This increase was the result of a 4% increase in acquisitions, a 1% increase in price/mix, and a 1% increase in foreign currency translation offset by a 1% decrease in organic volume.

Segment sales

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$391.4	43.8%	$361.0	42.3%	$30.4	8.4%
Motive Power	349.1	39.1	366.2	42.9	(17.1)	(4.7)
Specialty	148.5	16.6	125.7	14.7	22.8	18.1
Other	$4.0	0.5%	$—	—%	$4.0	NM
Total net sales	$893.0	100.0%	$852.9	100.0%	$40.1	4.7%

Net sales of our Energy Systems segment in the first quarter of fiscal 2026 increased $30.4 million or 8.4% compared to the first quarter of fiscal 2025. This increase was due to a 5% increase in organic volume, a 2% increase in price/mix and a 1% increase in foreign currency translation. This increase is primarily a result of higher volumes from network communication and data center customers.

Net sales of our Motive Power segment in the first quarter of fiscal 2026 decreased by $17.1 million or 4.7% compared to the first quarter of fiscal 2025. This decrease was primarily due to a 7% decrease in organic volume, offset by a 2% increase from foreign currency translation. This decrease is primarily a result of lower volumes due to macro uncertainty.

Net sales of our Specialty segment in the first quarter of fiscal 2026 increased by $22.8 million or 18.1% compared to the first quarter of fiscal 2025. The increase was primarily due to a 24% increase in acquisitions and a 1% increase in foreign currency translation, offset by a 7% decrease in organic volume. This increase in sales is primarily a result of the impact of the Bren-Tronics acquisition offset by decreased volumes from transportation customers.

Gross Profit

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$253.2	28.4%	$238.4	28.0%	$14.8	6.2%

Gross profit increased $14.8 million or 6.2% in the first quarter compared to the comparable periods of fiscal 2025. Gross profit, as a percentage of net sales, was flat in the first quarter compared to the first quarter of fiscal 2025. The gross profit margin as a percentage of revenue reflects greater impact of 45X benefits and favorable price/mix offset by higher freight and materials costs compared to the first quarter of fiscal 2025.

Operating Items

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$160.8	18.0%	$141.2	16.5%	$19.6	14.0%
Restructuring and other exit charges	$5.9	0.7%	$5.9	0.7%	$—	(1.3)%

Operating expenses, as a percentage of sales, increased 150 basis points in the current quarter of fiscal 2026, compared to the first quarter of fiscal 2025.

Selling expenses, our main component of operating expenses, increased $3.5 million or 6.7% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, and increased 12 basis points as a percentage of net sales. Also, we experienced higher operating expenses due to additional accelerated stock compensation expense of $10.2 million in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our first quarter of fiscal 2026 operating results of Energy Systems were restructuring charges of $0.8 million. Included in our first quarter of fiscal 2026 operating results of Motive Power were restructuring charges of $0.5 million.

Included in our first quarter of fiscal 2025 operating results of Energy Systems were restructuring charges of $3.0 million. Included in our first quarter of fiscal 2025 operating results of Motive Power were restructuring charges of $0.8 million. Included in our first quarter of fiscal 2025 operating results of Specialty were restructuring charges of $0.3 million.

On July 22, 2025, we announced a reduction in force plan (the "Plan") as part of our strategic restructuring plan under our new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. We estimate one-time cash charges related to the Plan to be in the range of $15.0 million to $20.0 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026.

Exit Charges

Fiscal 2026 Program

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded motive power batteries. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13.7 million under this restructuring plan when completed, the majority of which is expected to be recorded by the end of the 2025 calendar year, of which $1.5 million is expected to be a non-cash charge from fixed asset and inventory related charges. Cash charges of approximately $12.2 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During the current quarter of fiscal 2026, the Company recorded a $4.0 million in severance costs.

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to $24.5 million relating primarily to $23.6 million in non-cash charges primarily including inventory and an indefinite-lived intangible asset write-offs and $0.9 million in cash charges including employee severance and retention payments. The plan was completed as of the end of fiscal 2025.

During fiscal 2024, the Company recorded non-cash charges totaling $0.5 million primarily related to fixed assets and cash charges of $0.7 million related to severance costs. The Company also recorded non-cash write-offs relating to inventories of $17.1 million, which was reported in cost of goods sold, and impairment of indefinite lived intangible asset of $6.0 million

During fiscal 2025, the Company recorded non-cash charges totaling $0.3 million related to fixed asset write offs and inventories of $0.3 million.

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $1.4 million in cash charges for employee severance, and non-cash charges of $2.2 million fixed assets, facility lease, and inventory. The plan was completed as of the end of fiscal 2025.

During fiscal 2024, the Company recorded cash charges of $1.3 million primarily related to severance costs and non-cash charges totaling $2.1 million related to lease right of use asset and fixed asset write-offs.

During fiscal 2025, the Company recorded cash charges of $0.7 million primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.7 million. Cash charges are estimated to total $9.7 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was completed as of the end of fiscal 2025.

During fiscal 2023, the Company recorded cash charges of $1.7 million related primarily to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

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

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan was completed as of the first quarter of fiscal 2026.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2.8 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write-off relating to inventories of $1.6 million, which was reported in cost of goods sold.

During fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $4.4 million.

During fiscal 2025, the Company recorded $0.5 million cash charges relating to site cleanup.

During the current quarter of fiscal 2026, the Company recorded a $1.1 million gain of the sale of the building.

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

During the current quarter of fiscal 2026, the Company recorded cash charges of $0.5 relating primarily to site cleanup.

Operating Earnings

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$27.4	7.0%	$19.0	5.3%	$8.4	42.9%
Motive Power	46.7	13.4	56.0	15.3	(9.3)	(16.3)
Specialty	9.6	6.5	4.9	3.9	4.7	96.8
Corporate and other (2)	30.6	NM	25.8	3.0	4.8	18.4
Subtotal	114.3	12.8	105.7	12.4	8.6	8.1
Accelerated stock compensation expense - Energy Systems	(5.4)	(1.4)	—	—	(5.4)	NM
Accelerated stock compensation expense - Motive	(3.4)	(1.0)	—	—	(3.4)	NM
Accelerated stock compensation expense - Specialty	(1.4)	(0.9)	—	—	(1.4)	NM
Restructuring and other exit charges - Energy Systems	(1.1)	(0.3)	(3.8)	(1.0)	2.7	72.1
Restructuring and other exit charges - Motive Power	(4.8)	(1.4)	(1.4)	(0.4)	(3.4)	NM
Restructuring and other exit charges - Specialty	—	—	(0.7)	(0.6)	0.7	NM
Amortization of intangible assets - Energy Systems	(5.9)	(1.5)	(6.0)	(1.7)	0.1	2.8
Amortization of intangible assets - Motive Power	(0.1)	—	(0.2)	—	0.1	60.2
Amortization of intangible assets - Specialty	(2.4)	(1.6)	(0.7)	(0.6)	(1.7)	NM
Other - Energy Systems	(1.1)	(0.3)	(0.2)	—	(0.9)	NM
Other - Motive Power	(0.6)	(0.2)	—	—	(0.6)	NM
Other - Specialty	(1.6)	(1.1)	(1.4)	(1.1)	(0.2)	(14.3)%
Total operating earnings	$86.5	9.7%	$91.3	10.7%	$(4.8)	(5.3)%
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

Operating earnings decreased $4.8 million or (5.3)% in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Operating earnings, as a percentage of net sales, decreased 100 basis points in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.

The Energy Systems operating earnings, as a percentage of sales, increased 170 basis points in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This increase for the quarter was driven by improved price/mix coupled with higher volumes from network communication and data center customers. We also continue to benefit from lower operating costs from our tight costs control.

The Motive Power operating earnings, as a percentage of sales, decreased 190 basis points in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This decrease was caused by lower sales volumes and higher commodity costs which were only partially offset by favorable price/mix.

The Specialty operating earnings, as a percentage of sales, increased 260 basis points in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This increase is primarily a result of the accretive benefit of the Bren-Tronics acquisition.

Interest Expense

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$11.3	1.3%	$11.0	1.3%	$0.3	3.0%

Interest expense of $11.3 million in the first quarter of fiscal 2026 (net of interest income of $3.2 million) was $0.3 million higher than the interest expense of 11.0 million in the first quarter of fiscal 2025 (net of interest income of $1.1 million).

The increase in interest expense in the first quarter of fiscal 2026 is primarily due to higher borrowing levels. Our average debt outstanding was $1,174.9 million in the first quarter of fiscal 2026, compared to $910.1 million in the first quarter of fiscal 2025.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million for the first quarter of fiscal 2026 and $0.5 million in the first quarter of fiscal 2025.

Other (Income) Expense, Net

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$9.5	1%	$1.0	0.1%	$8.5	NM
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2026 was expense of $9.5 million compared to expense of $1.0 million in the first quarter of fiscal 2025. Foreign currency impact resulted in a loss of $6.2 million in the first quarter of fiscal 2026 compared to a foreign currency gain of $1.3 million in the first quarter of fiscal 2025.

Earnings Before Income Taxes

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$65.7	7.4%	$79.3	9.3%	$(13.6)	(17.2)%

As a result of the above, earnings before income taxes in the first quarter of fiscal 2026 decreased $13.6 million, or 17.2%, compared to the first quarter of fiscal 2025.

Income Tax Expense

	Quarter ended June 29, 2025		Quarter ended June 30, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$8.2	1.0%	$9.2	1.1%	$(1.0)	(11.0)%
Effective tax rate	12.5%		11.6%		0.9%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2026 and 2025 was based on the estimated effective tax rates applicable for the full years ending March 31, 2026 and March 31, 2025, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The impact of the enacted legislation is included in our estimated effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The OBBBA includes changes to U.S. tax law that will be applicable to the Company effective in future quarters. These changes include permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and changes to the tax treatment for certain business provisions and energy credits. We are evaluating the potential impact of the OBBBA to the Consolidated Financial Statements and actively monitoring guidance as it is issued.

The consolidated effective income tax rates for the first quarter of fiscal 2026 and 2025 were 12.5% and 11.6%. The rate increase in the first quarter compared to the prior year period is primarily due to the greater impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 52% for fiscal 2026 compared to 49% for fiscal 2025. The foreign effective tax rates for the first quarter of fiscal 2026 and 2025 were 16% and 14%, respectively. The foreign effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively, due to the greater impact of Pillar 2.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $1.0 million in the three months of fiscal 2026 compared to $10.4 million of cash provided in the three months of fiscal 2025, with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, prepaid and other current assets, accrued expenses and accounts payable. Inventory increased or used cash of $33.5 million, and accounts receivable decreased or provided cash of $50.2 million. Additionally, accounts payable decreased or used cash of $43.0 million. In the three months of fiscal 2026, net earnings were $57.5 million, depreciation and amortization $26.9 million, stock-based compensation $17.6 million, and $2.5 million in cash proceeds from derivatives not designated in hedging relationships. Prepaid and other current assets were a use of funds of $38.9 million, primarily from an increases of $30.3 million in prepaid taxes, $12.1 million in contract assets, partially offset by a decrease of $3.5 million in other prepaid expenses. Accrued expenses were a use of funds of $38.4 million primarily from decrease in tax accruals of $3.4 million, payroll related payments of $22.8 million net of accruals, and sales related accruals of $14.3 million, partially offset by $0.5 million in accrued interest net of interest payments.
In the three months of fiscal 2025, operating activities provided cash of $10.4 million, Accounts receivable provided cash of $12.2 million, and inventory used cash of $16.5 million. Additionally, accounts payable used cash of $10.3 million. In the first quarter of fiscal 2025, net earnings were $70.1 million, depreciation and amortization $23.6 million, stock-based compensation $7.1 million, non-cash charges relating to exit charges $0.1 million, allowance for doubtful debts of $0.6 million, and non-cash interest of $0.5 million. Prepaid and other current assets were a use of funds of $9.9 million, primarily from an increase of $2.6 million in prepaid taxes and $11.6 million in contract assets, partially offset by a decrease of $2.7 million in other prepaid expenses, such as non-trade receivables and other advances and prepaid insurance of $1.6 million. Accrued expenses were a use of funds of $64.8 million primarily from decrease in tax accruals of $37.0 million, other miscellaneous accruals of $5.3 million, payroll related payments of $16.8 million net of accruals, decrease to sales related accruals of $11.0 million, and interest payments net of accruals of $14.2 million, partially offset by $16.0 million in accrued interest, warranty accruals of $1.1 million, and $2.5 million in contract liabilities.

Investing activities used cash of $41.4 million in the first three months of fiscal 2026, which primarily consisted of acquisitions of $12.6 million and capital expenditures of $33.0 million relating to plant improvements, partially offset by $4.2 million in proceeds from disposal of property, plants, and equipment.

Investing activities used cash of $47.0 million in the first quarter of fiscal 2025, which primarily consisted of capital expenditures of $36.1 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Financing activities provided cash of $26.0 million in the three months of fiscal 2026. During the three months of fiscal 2026, we borrowed $231.7 million under the Second Amended Revolver and repaid $46.7 million of the Second Amended Revolver. Net repayments on short-term debt were $0.2 million. We purchased treasury stock totaling $150.0 million and paid cash dividends to our stockholders totaling $9.1 million.

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
Currency translation had a positive impact of $18.0 million on our cash balance in the three months of fiscal 2026 compared to the negative impact of $3.6 million on our cash balance in the first quarter of fiscal 2025. In the three months of fiscal 2026, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $3.5 million to $346.7 million, in the three months of fiscal 2026 compared to an increase of $10.7 million to $344.1 million, in the three months of fiscal 2025.

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

We are in compliance with all covenants and conditions under our Fourth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with the financial covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 11 to the Consolidated Financial Statements included in our 2025 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2025 Annual Report. As of June 29, 2025, we had no significant changes to our contractual obligations table contained in our 2025 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at June 29, 2025 are $90.1 million (pre-tax). Those contracts that result in an asset position at June 29, 2025 are $3.9 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At June 29, 2025 and March 31, 2025 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $5.0 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
June 29, 2025	$96.1	107.0	$0.90	23%
March 31, 2025	63.8	70.0	0.91	8
June 30, 2024	45.2	45.0	1.01	9
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 66% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at June 29, 2025, lead purchased by June 29, 2025 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16.0 million in the three months of fiscal 2026.

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

At June 29, 2025 and June 30, 2024, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $80.5 million and $28.2 million, respectively.

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

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the Bren-Tronics acquisition on July 26, 2024 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Bren-Tronics. For the first quarter of fiscal 2026, Bren-Tronics accounted for approximately 3% of sales as of June 29, 2025 approximately 5% of total assets.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 10 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2025 Annual Report, which could materially affect our business, financial condition or future results.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1- April 30, 2025	—	$—	—	$207,554,607
May 1 - May 31, 2025	323,782	83.17	323,560	180,642,954
June 1 - June 29, 2025	1,416,601	86.91	1,416,601	57,520,613
Total	1,740,383	$86.22	1,740,161

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $34.0 million.
(2) On November 6, 2024, the Company announced the establishment of a $200.0 million stock repurchase authorization, with no expiration date.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended June 29, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Fifth Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-115553) filed on July 13, 2004).

3.2
Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 29, 2024 (File No. 001-32253) filed on February 5, 2025).

10.1
Severance Letter Agreement, dated April 4, 2025, between EnerSys and Joern Tinnemeyer (incorporated by reference to Exhibit 10.33 to EnerSys' Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (File No. 001-32253) filed on May 21, 2025).

10.2
Amendment to letter agreement, dated May 22, 2025, between EnerSys and Shawn M. O'Connell (incorporated by reference to Exhibit 10.2 to EnerSys' Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2025).

10.3
Retirement and Continued Vesting Agreement, dated May 23, 2025, between EnerSys and David M. Shaffer (incorporated by reference to Exhibit 10.3 to EnerSys' Current Report on Form 8-K (File No. 001-32253) filed on May 23, 2025).

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

Date: August 6, 2025