Form 10-Q
period 2025-09-28
EnerSys
filed 2025-11-05
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025

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
Common Stock outstanding at October 31, 2025: 36,909,135 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	September 28, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$388,606	$343,131
Accounts receivable, net of allowance for doubtful accounts: September 28, 2025 - $8,981; March 31, 2025 - $8,675	570,623	597,942
Inventories, net	804,922	739,994
Prepaid and other current assets	379,811	408,747
Total current assets	2,143,962	2,089,814
Property, plant, and equipment, net	607,601	592,433
Goodwill	754,318	721,073
Other intangible assets, net	359,912	375,430
Deferred taxes	89,074	74,793
Other assets	117,283	117,705
Total assets	$4,072,150	$3,971,248
Liabilities and Equity
Current liabilities:
Short-term debt	$29,253	$28,502
Accounts payable	368,156	405,694
Accrued expenses	377,472	340,872
Total current liabilities	774,881	775,068
Long-term debt, net of unamortized debt issuance costs	1,184,040	1,083,541
Deferred taxes	15,972	17,641
Other liabilities	230,287	175,510
Total liabilities	2,205,180	2,051,760
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 28, 2025 and at March 31, 2025	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 57,214,875 shares issued and 37,200,154 shares outstanding at September 28, 2025; 56,839,590 shares issued and 39,192,061 shares outstanding at March 31, 2025	572	568
Additional paid-in capital	694,098	662,725
Treasury stock at cost, 20,014,721 shares held as of September 28, 2025 and 17,647,529 shares held as of March 31, 2025	(1,206,205)	(988,936)
Retained earnings	2,595,689	2,489,200
Accumulated other comprehensive loss	(220,653)	(247,479)
Total EnerSys stockholders’ equity	1,863,501	1,916,078
Nonredeemable noncontrolling interests	3,469	3,410
Total equity	1,866,970	1,919,488
Total liabilities and equity	$4,072,150	$3,971,248
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	September 28, 2025	September 29, 2024
Sales from products	$861,194	$789,967
Sales from services	90,092	93,702
Net sales	951,286	883,669
Cost of goods sold	599,700	553,764
Cost of services	74,442	75,876
Inventory step up to fair value relating to recent acquisitions	—	1,883
Gross profit	277,144	252,146
Operating expenses	164,026	150,535
Restructuring and other exit charges	21,086	2,224
Operating earnings	92,032	99,387
Interest expense	12,176	12,491
Other expense (income), net	3,380	2,706
Earnings before income taxes	76,476	84,190
Income tax expense	8,050	1,924
Net earnings attributable to EnerSys stockholders	$68,426	$82,266
Net earnings per common share attributable to EnerSys stockholders:
Basic	$1.83	$2.05
Diluted	$1.80	$2.01
Dividends per common share	$0.2625	$0.24
Weighted-average number of common shares outstanding:
Basic	37,436,456	40,165,080
Diluted	37,977,855	40,863,205
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	September 28, 2025	September 29, 2024
Sales from products	$1,667,006	$1,548,498
Sales from services	177,304	188,087
Net sales	1,844,310	1,736,585
Cost of goods sold	1,165,747	1,089,530
Cost of services	148,191	154,655
Inventory step up to fair value relating to recent acquisitions	—	1,883
Gross profit	530,372	490,517
Operating expenses	324,912	291,637
Restructuring and other exit charges	26,948	8,162
Operating earnings	178,512	190,718
Interest expense	23,488	23,478
Other expense (income), net	12,890	3,721
Earnings before income taxes	142,134	163,519
Income tax expense	16,250	11,142
Net earnings attributable to EnerSys stockholders	$125,884	$152,377
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.30	$3.79
Diluted	$3.26	$3.72
Dividends per common share	$0.5025	$0.465
Weighted-average number of common shares outstanding:
Basic	38,113,597	40,184,546
Diluted	38,645,031	40,924,660
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended		Six months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings	$68,426	$82,266	$125,884	$152,377
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(948)	(7,842)	(486)	(4,180)
Pension funded status adjustment, net of tax	122	87	245	197
Foreign currency translation adjustment	(2,703)	28,809	27,126	15,493
Total other comprehensive income (loss), net of tax	(3,529)	21,054	26,885	11,510
Total comprehensive income (loss)	64,897	103,320	152,769	163,887
Comprehensive income (loss) attributable to noncontrolling interests	19	124	59	102
Comprehensive income (loss) attributable to EnerSys stockholders	$64,878	$103,196	$152,710	$163,785
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities
Net earnings	$125,884	$152,377
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	54,889	48,757
Write-off of assets relating to exit activities	(619)	244
Derivatives not designated in hedging relationships:
Net losses (gains)	(498)	(1,783)
Cash (settlements) proceeds	2,070	1,320
Provision for doubtful accounts	404	1,124
Deferred income taxes	(68)	114
Non-cash interest expense	1,212	969
Stock-based compensation	22,036	12,187
(Gain) loss on disposal of property, plant, and equipment	284	64
Changes in assets and liabilities:
Accounts receivable	43,652	(9,323)
Inventories	(48,664)	(12,401)
Prepaid and other current assets	69,493	(26,201)
Other assets	560	968
Accounts payable	(34,650)	(40,104)
Accrued expenses	(21,393)	(83,963)
Other liabilities	4,423	(303)
Net cash provided by (used in) operating activities	219,015	44,046

Cash flows from investing activities
Capital expenditures	(53,922)	(66,486)
Purchase of business	(12,662)	(205,276)
Proceeds from disposal of property, plant, and equipment	4,189	89
Investment in Equity Securities	—	(10,852)
Net cash (used in) provided by investing activities	(62,395)	(282,525)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(143)	(434)
Proceeds from Second Amended Revolver borrowings	467,563	476,600
Repayments of Second Amended Revolver borrowings	(155,000)	(76,600)
Repayments of Term Loans	(210,000)	—
Option proceeds, net	16,948	7,445
Payment of taxes related to net share settlement of equity awards	(8,192)	(7,984)
Purchase of treasury stock	(217,784)	(75,187)
Dividends paid to stockholders	(18,917)	(18,598)
Debt Issuance Costs Sixth Amended Credit Facility	(3,276)	—
Other	588	12
Net cash provided by (used in) financing activities	(128,213)	305,254
Effect of exchange rate changes on cash and cash equivalents	17,068	7,820
Net increase (decrease) in cash and cash equivalents	45,475	74,595
Cash and cash equivalents at beginning of period	343,131	333,324
Cash and cash equivalents at end of period	$388,606	$407,919
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.

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

The amounts above represent the Company's fair value estimates related to the acquisition as of July 26, 2024. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of trade receivables acquired is $10,325, with gross contractual amounts being $10,325. The Company currently expects all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,100 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13, and 12 years, respectively.

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

A portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2026 and 2025 amounted to $38,786 and $49,520, respectively. Revenues recognized over time for the six months of fiscal 2026 and 2025 amounted to $76,282 and $101,852.

On September 28, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $175,173, of which, the Company estimates that approximately $78,169 will be recognized as revenue in fiscal 2026, $70,791 in fiscal 2027, $25,864 in fiscal 2028, and $349 in fiscal 2029.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of September 28, 2025, the current and non-current portion of contract liabilities were $30,124 and $632, respectively. As of March 31, 2025, the current and non-current portion of contract liabilities were $28,820 and $488, respectively. Revenues recognized during the second quarter of fiscal 2026 and 2025 that were included in the contract liability at the beginning of the quarter, amounted to $4,630 and $7,096, respectively. Revenues recognized during the six months of fiscal 2026 and 2025 that were included in the contract liability at the beginning of the year, amounted to $3,737 and $7,928, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $88,575 and $71,774 as of September 28, 2025 and March 31, 2025, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At September 28, 2025, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and refund liability representing amounts estimated to be refunded to customers was $7,010.

4. Accounts Receivable

	September 28, 2025	March 31, 2025
Accounts receivable	$579,604	$606,617
Allowance for doubtful accounts	8,981	8,675
Accounts receivable, net	$570,623	$597,942

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

During the second quarter and the six months of fiscal 2026, the Company sold $209,805 and $399,697, respectively, of accounts receivables for approximately $209,805 and $399,697, respectively, in proceeds to an unaffiliated financial institution, of which $209,805 and $399,697, respectively, were collected as of September 28, 2025. During the second quarter and the six months of fiscal 2025, the Company sold $192,479 and $382,216, respectively, of accounts receivables for approximately $192,479 and $382,216, respectively, in net proceeds to an unaffiliated financial institution, of which $192,479 and $382,216, respectively, were collected as of September 29, 2024. Total collateralized accounts receivables of approximately $343,155 were held by EnerSys Finance at September 28, 2025.

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

5. Inventories

	September 28, 2025	March 31, 2025
Raw materials	$312,765	$296,365
Work-in-process	132,601	125,459
Finished goods	359,556	318,170
Total	$804,922	$739,994

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of September 28, 2025 and March 31, 2025, and the basis for that measurement:

	Total Fair Value Measurement September 28, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(855)	$—	$(855)	$—
Foreign currency forward contracts	183	—	183	—
Interest Rate Swaps	(208)	—	(208)	—
Net investment hedges	(84,432)	—	(84,432)	—
Total derivatives	$(85,312)	$—	$(85,312)	$—

	Total Fair Value Measurement March 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(225)	$—	$(225)	$—
Foreign currency forward contracts	1,629	—	1,629	—
Interest Rate Swaps	5	—	5	—
Net investment hedges	(33,002)	—	(33,002)	—
Total derivatives	$(31,593)	$—	$(31,593)	$—

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

The fair value of the Company’s short-term debt and borrowings under the credit facilities as included in Note 12, approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2032 Notes and 2027 Notes (each as defined in Note 12 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 103% and 101% of face value on September 28, 2025 and March 31, 2025, respectively. The 2027 Notes were trading at approximately 98% and 96% of the face value on September 28, 2025 and March 31, 2025, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at September 28, 2025 and March 31, 2025 were as follows:

	September 28, 2025		March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$603,900	$600,000	$591,420
Derivatives (1)	$85,312	$85,312	$(31,593)	$(31,593)
(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at September 28, 2025 and March 31, 2025).
(2)The fair value amount of the Senior Notes at September 28, 2025 and March 31, 2025 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At September 28, 2025 and March 31, 2025, the Company has hedged the price to purchase approximately 104.4 million pounds and 70.0 million pounds of lead, respectively, for a total purchase price of $95,187 and $63,841, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of September 28, 2025 and March 31, 2025, the Company had entered into a total of $54,666 and $39,196, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 28, 2025 and March 31, 2025, such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,680 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of

Income. As of September 28, 2025 and March 31, 2025, the notional amount of these contracts was $59,774 and $63,146, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
September 28, 2025 and March 31, 2025

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	September 28, 2025	March 31, 2025	September 28, 2025	March 31, 2025	September 28, 2025	March 31, 2025
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	348	1,919
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	—	5	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$—	$5	$—	$—	$348	$1,919
Accrued expenses:
Lead forward contracts	$855	$225	$—	$—	$—	$—
Foreign currency forward contracts	165	290	—	—	—	—
Other liabilities:
Interest rate swaps	208	—	—	—	—	—
Net investment hedges	—	—	84,432	33,002	—	—
Total liabilities	$1,228	$515	$84,432	$33,002	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,498)	Cost of goods sold	$(1,211)
Foreign currency forward contracts	120	Cost of goods sold	(1,066)
Interest rate swaps	163	Interest expense	299
Total	$(3,215)		$(1,978)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$7,467	Interest expense	$4,076
Total	$7,467		$4,076

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(620)
Total		$(620)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,123)	Cost of goods sold	$1,783
Foreign currency forward contracts	(539)	Cost of goods sold	227
Interest rate swaps	(4,313)	Interest expense	248
Total	$(7,975)		$2,258

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(12,375)	Interest expense	$711
Total	$(12,375)		$711

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,429
Total		$1,429

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,009)	Cost of goods sold	$(2,475)
Foreign currency forward contracts	(1,728)	Cost of goods sold	(842)
Interest rate swaps	383	Interest expense	596
Total	$(3,354)		$(2,721)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(48,527)	Interest expense	$2,903
Total	$(48,527)		$2,903

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$499
Total		$499

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(392)	Cost of goods sold	$297
Foreign currency forward contracts	(191)	Cost of goods sold	276
Interest rate swaps	(3,231)	Interest expense	1,066
Total	$(3,814)		$1,639

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(10,116)	Interest expense	$975
Total	$(10,116)		$975

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,783
Total		$1,783

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2026 and 2025 was based on the estimated effective tax rates applicable for the full years ending March 31, 2026 and March 31, 2025, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The law included permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and changes to the tax treatment for certain business provisions and energy credits.

The impact of the enacted legislation is included in our estimated effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the ruling was included in our fiscal 2025 results.

The consolidated effective income tax rates for the second quarter of fiscal 2026 and 2025 were 10.5% and 2.3% and for the six months of fiscal 2026 and 2025 were 11.4% and 6.8%. The rate increase in the second quarter and six months of fiscal 2026 compared to the prior year periods are primarily due to a discrete tax benefit for Varian in fiscal 2025, impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2026 and fiscal 2025. The foreign effective tax rates for the six months of fiscal 2026 and 2025 were 17% and 15%, respectively. The foreign effective tax rate increase is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively.

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

	Quarter ended		Six months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Balance at beginning of period	$68,425	$61,733	$66,421	$60,819
Current period provisions	6,860	7,027	13,878	14,174
Costs incurred	(5,423)	(6,887)	(11,449)	(12,752)
Foreign currency translation adjustment	(372)	670	640	302
Balance at end of period	$69,490	$62,543	$69,490	$62,543

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

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company estimates one-time cash charges related to the Plan to be $20,000 consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026. During the six months of fiscal 2026, the Company recorded a $19,619 in severance costs relating to the plan.

Restructuring and exit charges for the second quarter of fiscal 2026 by reportable segments are as follows:

	Quarter ended September 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$9,145	$9,132	$1,648	$129	$20,054
Exit charges	116	199	717	—	1,032
Restructuring and other exit charges	$9,261	$9,331	$2,365	$129	$21,086

	Six months ended September 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$9,908	$9,620	$1,649	$129	$21,306
Exit charges	407	4,518	717	—	5,642
Restructuring and other exit charges	$10,315	$14,138	$2,366	$129	$26,948

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2025	$1,079
Accrued	21,306
Costs incurred	(8,739)
Foreign currency impact	52
Balance as of September 28, 2025	$13,698

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

During the six months of fiscal 2026, the Company recorded a $3,927 in severance costs.

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

During the six months of fiscal 2026, the Company recorded a $1,142 gain of the sale of the building.

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

During the six months of fiscal 2026, the Company recorded cash charges of $775 relating primarily to site cleanup and $16 of non-cash charges relating to accelerated depreciation of fixed assets.

12. Debt

The following summarizes the Company’s long-term debt as of September 28, 2025 and March 31, 2025:

	September 28, 2025		March 31, 2025
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,713	$600,000	$5,276
Sixth Amended Credit Facility, due 2026	592,563	3,810	490,000	1,183
	$1,192,563	$8,523	$1,090,000	$6,459
Less: Unamortized issuance costs	8,523		6,459
Long-term debt, net of unamortized issuance costs	$1,184,040		$1,083,541

The Company's Senior Notes comprise the following:

4.375% Senior Notes due 2027

On December 11, 2019, the Company issued $300,000 in aggregate principal amount of its 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”). Proceeds from this offering, net of debt issuance costs were $296,250 and were utilized to pay down the Amended 2017 Revolver (defined below). The 2027 Notes bear interest at a rate of 4.375% per annum accruing from December 11, 2019. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. The 2027 Notes mature on December 15, 2027, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Sixth Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

6.625% Senior Notes due 2032

On January 11, 2024, the Company issued $300,000 in aggregate principal amount of its 6.625% Senior Notes due January 15, 2032 (the “2032 Notes”). Proceeds from this offering, net of debt issuance costs were $297,000 and were utilized to pay down the Fourth Amended Credit Facility. The 2032 Notes bear interest at a rate of 6.625% per annum accruing from January 11, 2024. Interest is payable semiannually in arrears on January 15 and July 15 of each year, commencing on July 15, 2024. The 2032 Notes mature on January 15, 2032, unless earlier redeemed or repurchased in full and are unsecured and unsubordinated obligations of the Company. They are fully and unconditionally guaranteed, jointly and severally, by certain of its subsidiaries that are guarantors under the Sixth Amended Credit Facility (defined below). These guarantees are unsecured and unsubordinated obligations of such guarantors.

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

In the first quarter of fiscal year 2025, the Company entered into a fifth amendment to the 2017 Credit Facility (as amended, the “Fifth Amended Credit Facility”). The Fifth Amended Credit Facility replaces the Canadian Dollar Offered Rate ("CODR”) with term CORRA in the calculation of interest for borrowings denominated in Canadian Dollars.

During the second quarter of fiscal 2026, the Company entered into the sixth amendment to the 2017 Credit Facility (as amended, the “Sixth Amended Credit Facility”). The Sixth Amended Credit Facility provides (i) an upsized revolving credit facility in an aggregate committed amount of $1.0 billion (the “ Third Amended Revolver”), which represents an increase of $150 million from the existing revolving credit facility and which matures on September 30, 2030 and (ii) certain other modifications to the existing credit agreement as further set forth in the Sixth Amended Credit Facility. In connection with the Sixth Amended Credit Facility, (i) all of the outstanding term loans (including accrued and unpaid interest thereon) and (ii) all accrued and unpaid interest and fees on the outstanding revolving loans, in each case, under the existing credit agreement were repaid in full.

The Sixth Amended Credit Facility may be increased by an aggregate amount of $615,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. The Third Amended Revolver bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR, CORRA, Euribor or SONIA Base rate as applicable according to credit extended, plus (i) between 1.250% and 2.25% (currently 1.375% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.25% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero)

Obligations under the Sixth Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Sixth Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Sixth Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio to 4.50x from 4.00x for a four quarter period following an acquisition larger than $250,000. Effective with the Sixth Amended Credit Facility, the leverage ratio remains at 4.00x.

As of September 28, 2025, the Company had $592,563 outstanding under the Second Amended Revolver.

Short-Term Debt

As of September 28, 2025 and March 31, 2025, the Company had $29,253 and $28,502, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4.3% and 4.7%, respectively, at September 28, 2025 and March 31, 2025.

Letters of Credit

As of September 28, 2025 and March 31, 2025, the Company had $8,661 and $5,584 of standby letters of credit, respectively.

Debt Issuance Costs

The Company capitalized $3,277 in debt issuance costs in connection with the Sixth Amendment of the 2017 Credit Facility and wrote off $255 in deferred financing costs related to the Second and Third Amended Term Loans. Amortization expense, relating to debt issuance costs, included in interest expense was $479 and $479, respectively, for the second quarter ended September 28, 2025 and September 29, 2024 and $958 and $969, respectively, for the six months of fiscal 2026 and 2025. Debt issuance costs, net of accumulated amortization, totaled $8,523 and $6,459, respectively, at September 28, 2025 and March 31, 2025.

Available Lines of Credit

As of September 28, 2025 and March 31, 2025, the Company had available and undrawn, under all its lines of credit, $489,323 and $652,552, respectively, including $90,183 and $87,982, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$—	$—	$272	$246
Interest cost	—	166	695	643
Expected return on plan assets	(10)	(47)	(375)	(365)
Amortization and deferral	—	(17)	159	150
Net periodic benefit cost	$(10)	$102	$751	$674

	United States Plans		International Plans
	Six months ended		Six months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Service cost	$—	$—	$538	$485
Interest cost	—	332	1,385	1,264
Expected return on plan assets	(20)	(94)	(752)	(716)
Amortization and deferral	—	(34)	319	294
Net periodic benefit cost	$(20)	$204	$1,490	$1,327

14. Stock-Based Compensation

As of September 28, 2025, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $4,435 for the second quarter of fiscal 2026 and $5,125 for the second quarter of fiscal 2025. Stock-based compensation expense was $22,036 and $12,187 for the six months of fiscal 2026 and fiscal 2025, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2026, the Company granted to non-employee directors 25,062 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2026, the Company granted to management and other key employees 201,989 non-qualified stock options that vest ratably over three years from the date of the grant and 327,387 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the six months of fiscal 2026 included the exercise of 210,989 stock options and the vesting or release of 251,334 restricted stock units including non-employee director restricted stock units

As of September 28, 2025, there were 1,267,842 non-qualified stock options, 979,595 restricted stock units including non-employee director restricted stock units and 1,149 TSRs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended September 28, 2025:

Shares outstanding as of March 31, 2025	39,192,061
Purchase of treasury stock	(2,375,741)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	383,834
Shares outstanding as of September 28, 2025	37,200,154

Treasury Stock

During the six months ended September 28, 2025, the Company purchased 2,375,741 shares for $217,784 and purchased 780,849 shares for $75,187 during the six months ended September 29, 2024. At September 28, 2025 and March 31, 2025, the Company held 20,014,721 and 17,647,529 shares as treasury stock, respectively. During the six months ended September 28, 2025, the Company also issued 8,549 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the six months ended September 29, 2024, the Company issued 6,173 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of September 28, 2025 and March 31, 2025, are as follows:

	March 31, 2025	Before Reclassifications	Amounts Reclassified from AOCI	September 28, 2025
Pension funded status adjustment	$(10,374)	$—	$245	$(10,129)
Net unrealized gain (loss) on derivative instruments	(269)	(2,570)	2,084	(755)
Foreign currency translation adjustment (1)	(236,836)	27,067	—	(209,769)
Accumulated other comprehensive (loss) income	$(247,479)	$24,497	$2,329	$(220,653)
(1) Foreign currency translation adjustment for the six months ended September 28, 2025 includes a $39,411 loss (net of taxes of $12,020) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the second quarter ended September 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,978	Cost of goods sold
Tax benefit	(462)
Net unrealized loss on derivative instruments, net of tax	$1,516

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(4,076)	Interest expense
Tax expense	953
Net unrealized gain on derivative instruments, net of tax	$(3,123)

Defined benefit pension costs:
Prior service costs and deferrals	$159	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(37)
Net periodic benefit cost, net of tax	$122

The following table presents reclassifications from AOCI during the six months ended September 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,721	Cost of goods sold
Tax benefit	(637)
Net unrealized loss on derivative instruments, net of tax	$2,084

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(2,903)	Interest expense
Tax expense	679
Net unrealized gain on derivative instruments, net of tax	$(2,224)

Defined benefit pension costs:
Prior service costs and deferrals	$319	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(74)
Net periodic benefit cost, net of tax	$245

The following table presents reclassifications from AOCI during the second quarter ended September 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(2,258)	Cost of goods sold
Tax expense	527
Net unrealized gain on derivative instruments, net of tax	$(1,731)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(711)	Interest expense
Tax expense	166
Net unrealized gain on derivative instruments, net of tax	$(545)

Defined benefit pension costs:
Prior service costs and deferrals	$133	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(32)
Net periodic benefit cost, net of tax	$101

The following table presents reclassifications from AOCI during the six months ended September 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,639)	Cost of goods sold
Tax expense	382
Net unrealized gain on derivative instruments, net of tax	$(1,257)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(975)	Interest expense
Tax expense	229
Net unrealized gain on derivative instruments, net of tax	$(746)

Defined benefit pension costs:
Prior service costs and deferrals	$260	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(63)
Net periodic benefit cost, net of tax	$197

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended September 28, 2025:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	17,601	—	—	—	17,601	—	17,601
Purchase of common stock	—	—	—	(150,034)	—	—	(150,034)	—	(150,034)
Other	—	—	63	266	—	—	329	—	329
Net earnings	—	—	—	—	57,458	—	57,458	—	57,458
Dividends ($0.24 per common share)	—	—	221	—	(9,328)	—	(9,107)	—	(9,107)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	123	123	—	123
Net unrealized gain (loss) on derivative instruments (net of tax gain of $142)	—	—	—	—	—	462	462	—	462
Foreign currency translation adjustment	—	—	—	—	—	29,789	29,789	40	29,829
Balance at June 29, 2025	$—	$568	$680,610	$(1,138,704)	$2,537,330	$(217,105)	$1,862,699	$3,450	$1,866,149
Stock-based compensation	—	—	4,435	—	—	—	4,435	—	4,435
Exercise of stock options	—	4	16,944	—	—	—	16,948	—	16,948
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(8,174)	—	—	—	(8,174)	—	(8,174)
Purchase of common stock	—	—	—	(67,750)	—	—	(67,750)	—	(67,750)
Other	—	—	26	249	—	—	275	—	275
Net earnings	—	—	—	—	68,426	—	68,426	—	68,426
Dividends ($0.2625 per common share)	—	—	257	—	(10,067)	—	(9,810)	—	(9,810)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	122	122	—	122
Net unrealized gain (loss) on derivative instruments (net of tax of $289)	—	—	—	—	—	(948)	(948)	—	(948)
Foreign currency translation adjustment	—	—	—	—	—	(2,722)	(2,722)	19	(2,703)
Balance at September 28, 2025	$—	$572	$694,098	$(1,206,205)	$2,595,689	$(220,653)	$1,863,501	$3,469	$1,866,970

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended September 29, 2024:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	7,062	—	—	—	7,062	—	7,062
Exercise of stock options	—	1	6,963	—	—	—	6,964	—	6,964
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(11,641)	—	—	(11,641)	—	(11,641)
Other	—	—	24	185	—	—	209	—	209
Net earnings	—	—	—	—	70,111	—	70,111	—	70,111
Dividends ($0.225 per common share)	—	—	227	—	(9,271)	—	(9,044)	—	(9,044)
Dissolution of joint venture	—	—	—	—	—	—	—	—	—
Other comprehensive income:							0
Pension funded status adjustment (net of tax benefit of $17)	—	—	—	—	—	110	110	—	110
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,117)	—	—	—	—	—	3,662	3,662	—	3,662
Foreign currency translation adjustment	—	—	—	—	—	(13,294)	(13,294)	(22)	(13,316)
Balance at June 30, 2024	$—	$565	$644,155	$(847,283)	$2,224,720	$(214,373)	$1,807,784	$3,405	$1,811,189
Stock-based compensation	—	—	5,125	—	—	—	5,125	—	5,125
Exercise of stock options	—	—	479	—	—	—	479	—	479
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,934)	—	—	—	(7,934)	—	(7,934)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—	2,404	—	2,404
Purchase of common stock	—	—	—	(63,546)	—	—	(63,546)	—	(63,546)
Other	—	2	(67)	179	—	—	114	—	114
Net earnings	—	—	—	—	82,266	—	82,266	—	82,266
Dividends ($0.24 per common share)	—	—	—	—	(9,555)	—	(9,555)	—	(9,555)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $32)	—	—	—	—	—	87	87	—	87
Net unrealized gain (loss) on derivative instruments (net of tax of $2,392)	—	—	—	—	—	(7,842)	(7,842)	—	(7,842)
Foreign currency translation adjustment	—	—	—	—	—	28,685	28,685	124	28,809
Balance at September 29, 2024	$—	$567	$644,162	$(910,650)	$2,297,431	$(193,443)	$1,838,067	$3,529	$1,841,596

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net earnings attributable to EnerSys stockholders	$68,426	$82,266	$125,884	$152,377
Weighted-average number of common shares outstanding:
Basic	37,436,456	40,165,080	38,113,597	40,184,546
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	541,399	698,125	531,434	740,114
Diluted weighted-average number of common shares outstanding	37,977,855	40,863,205	38,645,031	40,924,660
Basic earnings per common share attributable to EnerSys stockholders	$1.83	$2.05	$3.30	$3.79
Diluted earnings per common share attributable to EnerSys stockholders	$1.80	$2.01	$3.26	$3.72
Anti-dilutive equity awards not included in diluted weighted-average common shares	870,913	659,451	735,961	503,275

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

Summarized financial information related to the Company’s reportable segments at September 28, 2025 and September 29, 2024.

	Quarter ended
	September 28, 2025
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$434,642	$359,741	$156,872	$951,255
Net sales from corporate and other				31
Total Net Sales				$951,286
Less:
Other segment items(4)	$401,065	$311,786	$142,364	$855,246

Segment income	$33,577	$47,955	$14,508	$96,040
Less:
Restructuring and other exit charges	9,262	9,331	2,365	20,958
Amortization of intangible assets	5,836	122	2,401	8,359
Other	4,051	2,221	1,760	8,032
Total operating earnings by segment	$14,428	$36,281	$7,982	$58,691
Corporate and other(3)				$33,341
Operating earnings(2)				$92,032
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses

	Quarter ended
	September 28, 2024
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$382,091	$366,744	$134,834	$883,669
Net sales from corporate and other
Total Net Sales				$883,669
Less:
Other segment items(4)	$357,730	$309,154	$127,496	$794,380

Segment income	$24,361	$57,590	$7,338	$89,289
Less:
Inventory restructuring and acquisitions	—	—	1,883	1,883
Restructuring and other exit charges	747	1,088	389	2,224
Amortization of intangible assets	6,013	187	1,952	8,152
Other	60	3	2,861	2,924
Total operating earnings by segment	$17,541	$56,312	$253	$74,106
Corporate and other(3)				$25,281
Operating earnings(2)				$99,387
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses

	Six months ended
	September 28, 2025
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$826,013	$708,819	$305,383	$1,840,215
Net sales from corporate and other				4,095
Total Net Sales				$1,844,310
Less:
Other segment items(4)	$765,097	$614,196	$281,235	$1,664,623

Segment income	$60,916	$94,623	$24,148	$179,687
Less:
Restructuring and other exit charges	10,316	14,138	2,366	26,820
Amortization of intangible assets	11,679	243	4,794	16,716
Accelerated stock compensation expense	5,374	3,367	1,457	10,198
Other	5,237	2,828	3,305	11,370
Total operating earnings by segment	$28,310	$74,047	$12,226	$114,583
Corporate and other(3)				$63,929
Operating earnings(2)				$178,512
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses

	Six months ended
	September 28, 2024
	Energy Systems	Motive Power	Specialty	Total
Net Sales by segment to unaffiliated customers (1)	$743,142	$732,899	$260,544	$1,736,585
Net sales from corporate and other				—
Total Net Sales				$1,736,585
Less:
Other segment items(4)	$699,781	$619,343	$248,306	$1,567,430

Segment income	$43,361	$113,556	$12,238	$169,155
Less:
Inventory restructuring and acquisitions	—	—	1,883	1,883
Restructuring and other exit charges	4,524	2,483	1,155	8,162
Amortization of intangible assets	12,014	370	2,654	15,038
Other	236	11	4,213	4,460
Total operating earnings by segment	$26,587	$110,692	$2,333	$139,612
Corporate and other(3)				$51,106
Operating earnings(2)				$190,718
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant as well as start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses

	Six months ended	Six months ended
	September 28, 2025	September 29, 2024
Capital Expenditures
Energy Systems	$21,737	$18,587
Motive Power	13,181	10,770
Specialty	17,175	27,775
Other	1,829	9,354
Total	$53,922	$66,486

Depreciation and Amortization
Energy Systems	$26,583	$25,147
Motive Power	13,203	11,693
Specialty	15,050	11,904
Other	53	13
Total	$54,889	$48,757
The Company's property, plant and equipment by reportable segments as of September 28, 2025 and September 29, 2024 are as follows:

	September 28, 2025	March 31, 2025
Property, plant and equipment, net
Energy Systems	$203,863	$198,841
Motive Power	132,211	144,076
Specialty	257,104	236,861
Other	14,423	12,655
Total	$607,601	$592,433

18. Subsequent Events

Between September 28, 2025 through November 5, 2025, the Company repurchased 324,542 shares for approximately $36,661.

On November 5, 2025, the Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock to be paid on December 26, 2025 to stockholders of record as of December 12, 2025.

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

Economic Climate

Global economic conditions are mixed with the impacts from the uncertainty surrounding U.S. tariffs, elevated interest rates and heightened geopolitical tensions having various levels of impacts in North America, China and EMEA. On February 1, 2025, the U.S. signed an executive order, effective February 3, 2025, whereby the U.S. will apply additional tariffs on imported goods from Canada, Mexico, and China. Since that announcement, the tariffs to be applied to these three countries, and others, were suspended and/or renegotiated several times with varying results and some new negotiations delayed to take effect until later dates. The impact of the U.S. tariffs and retaliatory actions by other countries could be substantial. We are currently assessing the impacts these tariffs could have on the organization, and we believe that the international nature of our organizational structure will allow us to mitigate some of the financial impact of these potential tariffs.

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

The market demand in the forklift truck and Class 8 truck markets have been impacted by tariff policy uncertainty, causing some customers to pause larger projects and general spending activity until there is more clarity on global tariff impacts to their supply chains. The data center and communications markets tend to be less sensitive to tariff policy, with budget and spending plans based on their unique capital spending needs. The data center market is in the midst of a growth cycle driven by AI and increasing digitization. The communications market is currently in a modest, but slow spending recovery as investments in maintenance and network build outs are necessary to support the increased data required to be moved through their infrastructure. Global defense budgets are increasing in response to rising geopolitical tensions. Spending in EMEA has increased at a higher rate than in the US, as large program spending has outpaced sustainment spending with the U.S. Department of War.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $1,007.3 million (yielding a primary operating capital percentage of 26.5%) at September 28, 2025, $932.2 million (yielding a primary operating capital percentage of 23.9%) at March 31, 2025 and $978.8 million at September 29, 2024 (yielding a primary operating capital percentage of 27.7%). The primary operating capital percentage of 26.5% at September 28, 2025 increased by 260 basis points compared to March 31, 2025 and decreased 120 basis points compared to September 29, 2024. The increase in primary operating capital percentage at September 28, 2025 compared to March 31, 2025 was primarily due to increases to inventory for strategic build up and decreases to accounts payable levels due to timing of payments. The decrease in primary operating capital percentage at September 28, 2025 compared to September 29, 2024 was due to improved collections and increases to accounts payable due to timing of payments.

Primary operating capital and primary operating capital percentages at September 28, 2025, March 31, 2025 and September 29, 2024 are computed as follows:

($ in Millions)	September 28, 2025	March 31, 2025	September 29, 2024
Accounts receivable, net	$570.6	$597.9	$549.0
Inventory, net	804.9	740.0	763.5
Accounts payable	(368.2)	(405.7)	(333.7)
Total primary operating capital	$1,007.3	$932.2	$978.8
Trailing 3 months net sales	$951.3	$974.8	$883.7
Trailing 3 months net sales annualized	$3,805.2	$3,899.2	$3,534.8

Primary operating capital as a % of annualized net sales	26.5%	23.9%	27.7%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $388.6 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $489.3 million at September 28, 2025, availability subject to credit agreement financial covenants.

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

In the first quarter of fiscal year 2025, the Company entered into a fifth amendment to the 2017 Credit Facility (as amended, the “Fifth Amended Credit Facility”). The Fifth Amended Credit Facility replaces the Canadian Dollar Offered Rate ("CODR”) with term CORRA in the calculation of interest for borrowings denominated in Canadian Dollars.

During the second quarter of fiscal 2026, the Company entered into the sixth amendment to the 2017 Credit Facility (as amended, the “Sixth Amended Credit Facility”). The Sixth Amended Credit Facility provides (i) an upsized revolving credit facility in an aggregate committed amount of $1.0 billion (the “ Third Amended Revolver”), which represents an increase of $150 million from the existing revolving credit facility and which matures on September 30, 2030 and (ii) certain other modifications to the existing credit agreement as further set forth in the Sixth Amended Credit Facility. In connection with the Sixth Amended Credit Facility, (i) all of the outstanding term loans (including accrued and unpaid interest thereon) and (ii) all accrued and unpaid interest and fees on the outstanding revolving loans, in each case, under the existing credit agreement were repaid in full.

On December 23, 2024 and December 24, 2024 , the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150 million, maturing on June 15, 2028 and December 15, 2026, respectively.

During the six months of fiscal 2026, we purchased 2,375,741 shares for $217.8 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $67.6 million or 7.7% in the second quarter of fiscal 2026 as compared to the second quarter of fiscal 2025. This increase was the result of a 3% increase in organic volume, a 3% increase in pricing, a 1% increase in acquisitions, and a 1% increase from foreign currency translation.

Net sales increased $107.7 million or 6.2% in the six months of fiscal 2026 as compared to the six months of fiscal 2025. This increase was due to a 2% increase in acquisitions, a 2% increase in pricing, 1% increase in organic volume, and a 1% increase from foreign currency translation.

Segment sales

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$434.7	45.7%	382.1	43.2%	$52.6	13.8%
Motive Power	359.7	37.8	366.7	41.5	(7.0)	(1.9)
Specialty	156.9	16.5	134.9	15.3	22.0	16.3
Total net sales	$951.3	100.0%	$883.7	100.0%	$67.6	7.7%

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$826.1	44.8%	$743.1	42.8%	$83.0	11.2%
Motive Power	708.8	38.4	732.9	42.2	(24.1)	(3.3)
Specialty	305.4	16.6	260.6	15.0	44.8	17.2
Other	4.0	0.2	—	—	4.0	NM
Total net sales	$1,844.3	100.0%	$1,736.6	100.0%	$107.7	6.2%

Net sales of our Energy Systems segment in the second quarter of fiscal 2026 increased $52.6 million or 13.8% compared to the second quarter of fiscal 2025. This increase was due to an 10% increase in organic volume, a 3% increase in pricing, and a 1% increase from foreign currency translation. Net sales of our Energy Systems segment in the six months of fiscal 2026 increased $83.0 million or 11.2% compared to the six months of fiscal 2025. This increase was due to a 8% increase in organic volume, a 2% increase in pricing, and a 1% increase from foreign currency translation. This increase in sales for the quarter and six months is primarily a result of continuing robust demand from data center and industrial customers and recovering demand in communications.

Net sales of our Motive Power segment in the second quarter of fiscal 2026 decreased by $7.0 million or 1.9% compared to the second quarter of fiscal 2025. This decrease was primarily due to a 6% decrease in organic volume, partially offset by a 2% increase in pricing and a 2% increase from foreign currency translation. Net sales of our Motive Power segment in the six months of fiscal 2026 decreased by $24.1 million or 3.3% compared to the six months of fiscal 2025. This decrease was primarily due to a 6% decrease in organic volume, partially offset by a 2% increase in pricing and a 1% increase from foreign currency translation. This decrease in sales for the quarter and six months is primarily a result of lower volumes due to macro uncertainty.

Net sales of our Specialty segment in the second quarter of fiscal 2026 increased by $22.0 million or 16.3% compared to the second quarter of fiscal 2025. The increase was primarily due to a 7% increase from acquisitions, a 7% increase in organic volume, a 1% increase in pricing, and a 1% increase from foreign currency translation. Net sales of our Specialty segment in the six months of fiscal 2026 increased by $44.8 million or 17.2% compared to the six months of fiscal 2025. The increase was primarily due to a 15% increase from acquisitions, a 1% increase in organic volume, and a 1% increase from foreign currency translation. This increase in sales for the quarter and six months was primarily driven by increased volumes in Aerospace and Defense including impacts from the Bren-Tronics acquisition.

Gross Profit

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$277.2	29.1%	$252.1	28.5%	$25.1	9.9%

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$530.4	28.8%	$490.5	28.2%	$39.9	8.1%

Gross profit increased $25.1 million or 9.9% in the second quarter and increased $39.9 million or 8.1% in the six months of fiscal 2026 compared to the comparable periods of fiscal 2025. Gross profit, as a percentage of net sales, increased 60 basis points in the second quarter and six months of fiscal 2026, compared to the second quarter and six months of fiscal 2025. The increase in the gross profit margin in the current quarter and six months reflects greater impact of 45x benefits and favorable price/mix offset by higher freight and materials costs compared to the same periods in fiscal year 2025.

Operating Items

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$164.1	17.2%	$150.5	17.0%	$13.6	9.0%
Restructuring and other exit charges	$21.1	2.2%	$2.2	0.3%	$18.9	NM

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$324.9	17.7%	$291.7	16.8%	$33.2	11.4%
Restructuring and other exit charges	$27.0	1.4%	$8.1	0.5%	$18.9	NM

Operating expenses, as a percentage of sales, increased 20 basis points in the second quarter and 90 basis points six months of fiscal 2026, compared to the comparable periods of fiscal 2025. While our operating expenses for the second quarter remained flat, we experienced higher operating expenses as a percentage of sales year to date is primarily due to additional accelerated stock compensation expense of $10.2 million in the six months of fiscal 2026.

Selling expenses, a main component of operating expenses, increased $2.6 million or 4.6% in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, and decreased 18 basis points as a percentage of net sales. In the six months of fiscal 2026, selling expenses increased by $6.1 million or 5.6% compared to the six months of fiscal 2025 and decreased 3 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our second quarter and six months of fiscal 2026 operating results of Energy Systems were restructuring charges of $9.1 million and $9.9 million respectively. Included in our second quarter and six months of fiscal 2026 operating results of Motive Power were restructuring charges of $9.1 million and $9.6 million, respectively. Included in our second quarter and six months of fiscal 2026 operating results of Specialty were restructuring charges of $1.6 million and $1.6 million, respectively.

Included in our second quarter and six months of fiscal 2025 operating results of Energy Systems were restructuring charges of $0.9 million and $3.8 million, respectively. Included in our second quarter and six months of fiscal 2025 operating results of Motive Power were restructuring charges of $0.0 million and $0.8 million, respectively. Included in our second quarter and six months of fiscal 2025 operating results of Specialty were restructuring charges of $0.1 million and $0.4 million, respectively.

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company estimates one-time cash charges related to the Plan to be $20.0 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026. During the six months of fiscal 2026, the Company recorded a $19.6 million in severance costs relating to the plan.

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

During the six months of fiscal 2026, the Company recorded a $3.9 million in severance costs.

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include our OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The Company currently estimates that the total charges for these actions will amount to $24.5 million relating primarily to $23.6 million in non-cash charges primarily including inventory and an indefinite-lived intangible asset write-offs and $0.9 million in cash charges including employee severance and retention payments. The plan was substantially complete as the end of fiscal 2025.

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

Spokane

On November 8, 2023, the Company committed to a plan to close its facility in Spokane, Washington, which primarily manufactures enclosure systems for telecommunications and related end markets. Management determined that existing manufacturing locations have the capacity to satisfy demand for these products and will execute more efficient distribution to customers. The Company currently estimates that the total charges for these actions will amount to approximately $3.6 million relating to $1.4 million in cash charges for employee severance, and non-cash charges of $2.2 million fixed assets, facility lease, and inventory. The majority of the charges were incurred in fiscal 2025.

During fiscal 2024, the Company recorded cash charges of $1.3 million primarily related to severance costs and non-cash charges totaling $2.1 million related to lease right of use asset and fixed asset write-offs.

During fiscal 2025, the Company recorded cash charges of $0.7 million primarily related to manufacturing variances.

Fiscal 2023 Programs

Sylmar

In November 2022, the Company committed to a plan to close its facility in Sylmar, California, which manufactures specialty lithium batteries for aerospace and medical applications. Management determined to close the site upon the expiration of its lease on the property and to redirect production through consolidation into existing locations. The Company currently estimates total charges in the exit to amount to $13.7 million. Cash charges are estimated to total $9.7 million primarily relating to severance and other costs to leave the site. Non-cash charges are estimated to be $3.9 million relating to fixed assets, inventory, and contract assets. The plan was substantially complete as the end of fiscal 2025.

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

During the six months of fiscal 2026, the Company recorded a $1.1 gain of the sale of the building.

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

The Company currently estimates that the total charges for these actions will amount to approximately $60.0 million of which cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses were estimated to be $40.0 million and non-cash charges from inventory and equipment write-offs were estimated to be $20.0 million. The majority of these charges have been recorded as of January 1, 2023. These actions resulted in the reduction of approximately 200 employees.

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

During the six months of fiscal 2026, the Company recorded cash charges of $0.8 million relating primarily to site cleanup.

Operating Earnings

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$33.6	7.7%	$24.2	6.4%	$9.4	37.8%
Motive Power	47.9	13.3	57.6	15.7	(9.7)	(16.7)
Specialty	14.6	9.2	7.5	5.4	7.1	97.7
Corporate and other (2)	33.4	3.5	25.3	2.9	8.1	32.4
Subtotal	129.5	13.6	114.6	13.0	14.9	13.0
Inventory adjustment related to recent acquisitions - Specialty	—	—	(1.9)	(1.4)	1.9	—
Restructuring and other exit charges - Energy Systems	(9.3)	(2.1)	(0.7)	(0.2)	(8.6)	NM
Restructuring and other exit charges - Motive Power	(9.3)	(2.6)	(1.1)	(0.3)	(8.2)	NM
Restructuring and other exit charges - Specialty	(2.4)	(1.5)	(0.4)	(0.3)	(2.0)	NM
Restructuring and other exit charges - Corporate Other	(0.1)	NM	—	—	(0.1)	NM
Amortization of intangible assets - Energy Systems	(5.8)	(1.3)	(6.0)	(1.6)	0.2	(2.9)
Amortization of intangible assets - Motive Power	(0.1)	—	(0.2)	(0.1)	0.1	(34.8)
Amortization of intangible assets - Specialty	(2.4)	(1.5)	(2.0)	(1.4)	(0.4)	23.0
Other - Energy Systems	(4.1)	(0.9)	—	—	(4.1)	—
Other - Motive Power	(2.2)	(0.6)	—	—	(2.2)	—
Other - Specialty	(1.8)	(1.1)	(2.9)	(2.1)	1.1	NM
Total operating earnings	$92.0	9.7%	$99.4	11.2%	$(7.4)	(7.4)%
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

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$61.0	7.4%	$43.2	5.8%	$17.8	40.5%
Motive Power	$94.6	13.3	113.6	15.5	(19.0)	(16.7)
Specialty	$24.2	7.9	12.4	4.7	11.8	97.3
Corporate and other (2)	$64.0	3.5	51.1	2.9	12.9	25.3
Subtotal	$243.8	13.2	220.3	12.7	23.5	10.7
Inventory adjustment related to recent acquisitions- Specialty	$—	—	(1.9)	(0.7)	1.9	—
Accelerated stock compensation expense - Energy Systems	$(5.4)	(0.7)	—	—	(5.4)	—
Accelerated stock compensation expense - Motive	$(3.4)	(0.5)	—	—	(3.4)	—
Accelerated stock compensation expense - Specialty	$(1.4)	(0.5)	—	—	(1.4)	—
Restructuring and other exit charges - Energy Systems	$(10.4)	(1.2)	(4.5)	(0.6)	(5.9)	NM
Restructuring and other exit charges - Motive Power	$(14.1)	(2.0)	(2.5)	(0.3)	(11.6)	NM
Restructuring and other exit charges - Specialty	$(2.4)	(0.8)	(1.1)	(0.4)	(1.3)	NM
Restructuring and other exit charges - Corporate Other	$(0.1)	NM	—	—	(0.1)	NM
Amortization of intangible assets - Energy Systems	$(11.7)	(0.6)	(12.0)	(0.7)	0.3	(4.4)
Amortization of intangible assets - Motive Power	$(0.2)	(0.1)	(0.4)	(0.1)	0.2	16.5
Amortization of intangible assets - Specialty	$(4.8)	(1.6)	(2.7)	(1.0)	(2.1)	80.6
Other - Energy Systems	$(5.2)	(0.6)	(0.2)	—	(5.0)	NM
Other - Motive Power	$(2.8)	(0.4)	—	—	(2.8)	—
Other - Specialty	$(3.4)	(1.1)	(4.3)	(1.6)	0.9	NM
Total operating earnings	$178.5	9.7%	$190.7	11.0%	$(12.2)	(6.4)%
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

Operating earnings decreased $7.4 million or 7.4% and decreased 12.2 million or 6.4% in the second quarter and six months of fiscal 2026, respectively, compared to the second quarter and six months of fiscal 2025. Operating earnings, as a percentage of net sales, decreased 150 basis points and 130 basis points in the second quarter and six months of fiscal 2026, respectively, compared to the second quarter and six months of fiscal 2025.

The Energy Systems operating earnings, as a percentage of sales, increased 130 basis points and 160 basis points in the second quarter and six months of fiscal 2026, respectfully, compared to the second quarter and six months of fiscal 2025. This increase was driven by improved price/mix combined with higher volumes of data center and industrial customers. We also continue to benefit from lower operating costs from tight cost controls and restructuring initiatives.

The Motive Power operating earnings, as a percentage of sales, decreased 240 basis points and 220 basis points in the second quarter and six months of fiscal 2026, respectively, compared to the second quarter and six months of fiscal 2025. This decrease was driven primarily by higher costs passed through to customers and lost leverage on lower volumes

The Specialty operating earnings, as a percentage of sales, increased 380 basis points and increased 320 basis points in the second quarter and six months of fiscal 2026, respectively, compared to the second quarter and six months of fiscal 2025. The increase for the quarter is a result of accretive mix benefit of strong demand in Aerospace and Defense including contributions from the Bren-Tronics acquisition, as well as improved price/mix in both Transportation and Aerospace and Defense and lower manufacturing costs and operating expenses

Interest Expense

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$12.2	1.3%	$12.5	1.4%	$(0.3)	(2.5)%

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$23.5	1.3%	$23.5	1.4%	$—	—%

Interest expense of $12.2 million in the second quarter of fiscal 2026 (net of interest income of 3.3 million) was $0.3 million lower than the interest expense of $12.5 million in the second quarter of fiscal 2025 (net of interest income of $0.7 million).

Interest expense of $23.5 million in the six months of fiscal 2026 (net of interest income of $6.4 million) was flat compared to interest expense of $23.5 million in the six months of fiscal 2025 (net of interest income of $1.8 million).

The decrease in interest expense in the second quarter of fiscal 2026 and the consistent interest expense in the six months of fiscal 2026 is primarily due to higher interest income from interest rate swaps offsetting higher interest expense costs in fiscal 2026. Our average debt outstanding was $1,314.0 million and $1,234.7 million in the second quarter and six months of fiscal 2026, compared to $1,126.9 million and $1,009.2 million in the second quarter and six months of fiscal 2025.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million and $1.0 million for the second quarter and six months of fiscal 2026 and $0.5 million and $1.0 million in the second quarter and six months of fiscal 2025.

 Other (Income) Expense, Net

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$3.4	0.4%	$2.7	0.3%	$0.7	24.9%
NM = not meaningful

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$12.9	0.7%	$3.7	0.2%	$9.2	NM
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2026 was expense of $3.4 million compared to expense of $2.7 million in the second quarter of fiscal 2025. Other (income) expense, net in the six months of fiscal 2026 was expense of $12.9 million compared to expense of $3.7 million in the six months of fiscal 2025. Foreign currency impact resulted in a loss of $1.0 million and a loss of $7.2 million in the second quarter and six months of fiscal 2026, respectively, compared to a foreign currency of $0.8 million and a gain of $2.1 million in the second quarter and six months of fiscal 2025, respectively.

Earnings Before Income Taxes

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$76.4	8.0%	$84.2	9.5%	$(7.8)	(9.2)%

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$142.1	7.7%	$163.5	9.4%	$(21.4)	(13.1)%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2026 decreased $7.8 million, or 9.2%, compared to the second quarter of fiscal 2025 and decreased $21.4 million, or 13.1% in the six months of fiscal 2026 compared to the six months of fiscal 2025.

Income Tax Expense

	Quarter ended September 28, 2025		Quarter ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$8.0	0.9%	$1.9	0.2%	$6.1	NM
Effective tax rate	10.5%		2.3%		8.2%

	Six months ended September 28, 2025		Six months ended September 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$16.2	0.9%	$11.1	0.6%	$5.1	45.8%
Effective tax rate	11.4%		6.8%		4.6%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2026 and 2025 was based on the estimated effective tax rates applicable for the full years ending March 31, 2026 and March 31, 2025, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The law included permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework , and changes to the tax treatment for certain business provisions and energy credits.

The impact of the enacted legislation is included in our estimated effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the ruling was included in our fiscal 2025 results.

The consolidated effective income tax rates for the second quarter of fiscal 2026 and 2025 were 10.5% and 2.3% and for the six months of fiscal 2026 and 2025 were 11.4% and 6.8%. The rate increase in the second quarter and six months of fiscal 2026 compared to the prior year periods are primarily due to a discrete tax benefit for Varian in fiscal 2025, impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2026 and for fiscal 2025. The foreign effective tax rates for the six months of fiscal 2026 and 2025 were 17% and 15%, respectively. The foreign effective tax rate increase is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $219.0 million in the six months of fiscal 2026 compared to $44.0 million of cash provided in the six months of fiscal 2025, Inventory increased or used cash of $48.7 million, and accounts receivable decreased or provided cash of $43.7 million. Additionally, accounts payable decreased or used cash of $34.7 million. In the six months of fiscal 2026, net earnings were $125.9 million, depreciation and amortization $54.9 million, stock-based compensation $22.0 million, and $2.1 million in cash proceeds from derivatives not designated in hedging relationships. Prepaid and other current assets provided funds of $69.5 million, primarily from a decreases of $81.4 million in prepaid taxes included $137.0 million payment from the IRS relating to prior year tax return refund, and $16.4 million in contract assets, partially offset by a decrease of $3.1 million in other prepaid expenses and $3.0 million in non trade receivables. Accrued expenses were a use of funds of $21.4 million primarily from an decrease in tax accruals of $34.7 million and sales related accruals of $5.3 million, partially offset by increases of $12.6 million to restructuring accruals, $5.6 million to miscellaneous other accruals, and $3.9 million in freight.
In the six of fiscal 2025, operating activities provided cash of $44.0 million. Inventory increased or used cash of $12.4 million, and accounts receivable increased or used cash of $9.3 million. Additionally, accounts payable decreased or used cash of $40.1 million. In the six months of fiscal 2025, net earnings were $152.4 million, depreciation and amortization $48.8 million, stock-based compensation $12.2 million, allowance for doubtful debts of $1.1 million, non-cash interest of $1.0 million and, non-cash charges relating to exit charges $0.2 million. Prepaid and other current assets were a use of funds of $26.2 million, primarily from an increase of $19.4 million in contract assets, $7.6 million in other prepaid expenses, and $1.6 million in prepaid insurance, partially offset by a decrease of $2.4 million in prepaid taxes. Accrued expenses were a use of funds of $83.9 million primarily from decrease in tax accruals of $81.8 million, interest payments net of accruals of $31.6 million, other miscellaneous accruals of $3.9 million, sales related accruals of $5.0 million, and payroll related payments of $0.5 million net of accruals, partially offset by $36.4 million in accrued interest, warranty accruals of $1.6 million, and $0.9 million in contract liabilities.

Investing activities used cash of $62.4 million in the six months of fiscal 2026, which primarily consisted of acquisitions of $12.7 million and capital expenditures of $53.9 million relating to plant improvements, partially offset by $4.2 million in proceeds from disposal of property, plants, and equipment.

Investing activities used cash of $282.5 million in the six months of fiscal 2025, which primarily consisted of the Bren-Tronics acquisition of $205.3 million, capital expenditures of $66.5 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Financing activities used cash of $128.2 million in the six months of fiscal 2026. During the six months of fiscal 2026, we borrowed $467.6 million under the Second and Third Amended Revolver and repaid $155.0 million of the Second Amended Revolver and $210.0 million of Term Loans. Net repayments on short-term debt were $0.1 million. We purchased treasury stock totaling $217.8 million and paid cash dividends to our stockholders totaling $18.9 million. Additionally in the six months, we received options proceeds of $16.9 million and paid $8.2 million relating to taxes for net share settlement of equity awards. We paid $3.3 million in debt issuance costs as well relating to our sixth amendment to the Credit Facility.

Financing activities provided cash of $305.3 million in the six months of fiscal 2025. During the six months of fiscal 2025, we borrowed $476.6 million under the Second Amended Revolver and repaid $76.7 million of the Second Amended Revolver. Net repayments on short-term debt were $0.4 million. We purchased treasury stock totaling $75.2 million, paid cash dividends to our stockholders totaling $18.6 million, and received proceeds from stock options of $7.4 million. Payments for financing costs for debt modification were $0.4 million. We paid $8.0 million for taxes related to net share settlement of equity awards.
Currency translation had a positive impact of $17.1 million on our cash balance in the six months of fiscal 2026 compared to the positive impact of $7.8 million on our cash balance in the six months of fiscal 2025. In the six months of fiscal 2026, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $45.5 million to $388.6 million, in the six months of fiscal 2026 compared to an increase of $74.6 million to $407.9 million, in the six months of fiscal 2025.

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

In the first quarter of fiscal year 2025, the Company entered into a fifth amendment to the 2017 Credit Facility (as amended, the “Fifth Amended Credit Facility”). The Fifth Amended Credit Facility replaces the Canadian Dollar Offered Rate ("CODR”) with term CORRA in the calculation of interest for borrowings denominated in Canadian Dollars.

During the second quarter of fiscal 2026, the Company entered into the sixth amendment to the 2017 Credit Facility (as amended, the “Sixth Amended Credit Facility”). The Sixth Amended Credit Facility provides (i) an upsized revolving credit facility in an aggregate committed amount of $1.0 billion (the “ Third Amended Revolver”), which represents an increase of $150 million from the existing revolving credit facility and which matures on September 30, 2030 and (ii) certain other modifications to the existing credit agreement as further set forth in the Sixth Amended Credit Facility. In connection with the Sixth Amended Credit Facility, (i) all of the outstanding term loans (including accrued and unpaid interest thereon) and (ii) all accrued and unpaid interest and fees on the outstanding revolving loans, in each case, under the existing credit agreement were repaid in full.

All obligations under our Sixth Amended Credit Facility are secured by, among other things, substantially all of our U.S. assets. The Sixth Amended Credit Facility contains various covenants which, absent prepayment in full of the indebtedness and other obligations, or the receipt of waivers, limit our ability to conduct certain specified business transactions, buy or sell assets out of the ordinary course of business, engage in sale and leaseback transactions, pay dividends and take certain other actions. There are no prepayment penalties on loans under this credit facility.

We are in compliance with all covenants and conditions under our Sixth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with the financial covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 11 to the Consolidated Financial Statements included in our 2025 Annual Report and Note 12 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2025 Annual Report. As of September 28, 2025, we had no significant changes to our contractual obligations table contained in our 2025 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at September 28, 2025 are $86.1 million (pre-tax). Those contracts that result in an asset position at September 28, 2025 are $0.8 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At September 28, 2025 and March 31, 2025 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $4.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
September 28, 2025	$95.2	104.4	$0.91	18%
March 31, 2025	63.8	70.0	0.91	8
September 29, 2024	59.4	62.5	0.95	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 93% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at September 28, 2025, lead purchased by September 28, 2025 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $18.0 million in the three months of fiscal 2026.

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

At September 28, 2025 and September 29, 2024, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $81.0 million and $48.8 million, respectively.

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

(b) Internal Control Over Financial Reporting. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no change in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed the Bren-Tronics acquisition on July 26, 2024 and are in the process, but have not yet concluded our assessment of the effectiveness of our internal control over financial reporting including this recent acquisition. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Bren-Tronics. For both the second quarter and six months of fiscal 2026, Bren-Tronics accounted for approximately 3% of sales and as of September 28, 2025 approximately 5% of total assets.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
June 30- July 31, 2025	413	$89.76	—	$63,520,613
August 1 - August 31, 2025	228,018	100.25	136,761	1,049,452,449
September 1 - September 28, 2025	695,717	109.57	491,719	995,771,041
Total	924,148	$107.26	628,480

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $40.0 million.
(2) On August 6, 2025, the Company announced the establishment of a $1.0 billion stock repurchase authorization, with an expiration date of five years from the time of adoption unless otherwise modified or terminated by the Board.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended September 28, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: November 5, 2025