Form 10-Q
period 2025-12-28
EnerSys
filed 2026-02-04
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2025

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
Common Stock outstanding at January 30, 2026: 36,851,374 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	December 28, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$450,082	$343,131
Accounts receivable, net of allowance for doubtful accounts: December 28, 2025 - $9,156; March 31, 2025 - $8,675	474,704	597,942
Inventories, net	795,376	739,994
Prepaid and other current assets	411,313	408,747
Total current assets	2,131,475	2,089,814
Property, plant, and equipment, net	598,581	592,433
Goodwill	759,904	721,073
Other intangible assets, net	352,104	375,430
Deferred taxes	90,493	74,793
Other assets	115,308	117,705
Total assets	$4,047,865	$3,971,248
Liabilities and Equity
Current liabilities:
Short-term debt	$29,759	$28,502
Accounts payable	336,506	405,694
Accrued expenses	409,824	340,872
Total current liabilities	776,089	775,068
Long-term debt, net of unamortized debt issuance costs	1,149,406	1,083,541
Deferred taxes	16,088	17,641
Other liabilities	211,195	175,510
Total liabilities	2,152,778	2,051,760
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 28, 2025 and at March 31, 2025	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 57,413,918 shares issued and 36,731,551 shares outstanding at December 28, 2025; 56,839,590 shares issued and 39,192,061 shares outstanding at March 31, 2025	574	568
Additional paid-in capital	717,001	662,725
Treasury stock at cost, 20,682,367 shares held as of December 28, 2025 and 17,647,529 shares held as of March 31, 2025	(1,291,943)	(988,936)
Retained earnings	2,676,160	2,489,200
Accumulated other comprehensive loss	(210,237)	(247,479)
Total EnerSys stockholders’ equity	1,891,555	1,916,078
Nonredeemable noncontrolling interests	3,532	3,410
Total equity	1,895,087	1,919,488
Total liabilities and equity	$4,047,865	$3,971,248
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	December 28, 2025	December 29, 2024
Sales from products	$826,564	$817,435
Sales from services	92,562	88,717
Net sales	919,126	906,152
Cost of goods sold	567,267	533,361
Cost of services	74,352	73,546
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	1,183	1,069
Gross profit	276,324	298,176
Operating expenses	147,809	154,314
Restructuring and other exit charges	4,271	1,213
Operating earnings	124,244	142,649
Interest expense	14,145	14,853
Other expense (income), net	3,936	1,102
Earnings before income taxes	106,163	126,694
Income tax expense	15,790	11,882
Net earnings attributable to EnerSys stockholders	$90,373	$114,812
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.45	$2.92
Diluted	$2.40	$2.88
Dividends per common share	$0.2625	$0.24
Weighted-average number of common shares outstanding:
Basic	36,864,078	39,305,035
Diluted	37,660,696	39,922,913
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Nine months ended
	December 28, 2025	December 29, 2024
Sales from products	$2,493,420	$2,365,934
Sales from services	270,016	276,803
Net sales	2,763,436	2,642,737
Cost of goods sold	1,733,015	1,622,891
Cost of services	222,542	228,201
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	1,183	2,952
Gross profit	806,696	788,693
Operating expenses	472,721	445,951
Restructuring and other exit charges	31,219	9,375
Operating earnings	302,756	333,367
Interest expense	37,633	38,331
Other expense (income), net	16,826	4,823
Earnings before income taxes	248,297	290,213
Income tax expense	32,040	23,024
Net earnings attributable to EnerSys stockholders	$216,257	$267,189
Net earnings per common share attributable to EnerSys stockholders:
Basic	$5.74	$6.70
Diluted	$5.65	$6.58
Dividends per common share	$0.765	$0.705
Weighted-average number of common shares outstanding:
Basic	37,695,560	39,891,376
Diluted	38,307,402	40,590,745
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net earnings	$90,373	$114,812	$216,257	$267,189
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	(871)	3,616	(1,357)	(564)
Pension funded status adjustment, net of tax	121	85	366	282
Foreign currency translation adjustment	11,229	(72,235)	38,355	(56,742)
Total other comprehensive income (loss), net of tax	10,479	(68,534)	37,364	(57,024)
Total comprehensive income (loss)	100,852	46,278	253,621	210,165
Comprehensive income (loss) attributable to noncontrolling interests	63	(138)	122	(36)
Comprehensive income (loss) attributable to EnerSys stockholders	$100,789	$46,416	$253,499	$210,201
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine months ended
	December 28, 2025	December 29, 2024
Cash flows from operating activities
Net earnings	$216,257	$267,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	84,566	74,377
Write-off of assets relating to exit activities	1,982	342
Derivatives not designated in hedging relationships:
Net losses (gains)	(112)	(1,765)
Cash (settlements) proceeds	(1,747)	763
Provision for doubtful accounts	1,263	1,914
Deferred income taxes	(115)	68
Non-cash interest expense	1,692	1,448
Stock-based compensation	29,486	20,263
Loss (gain) on disposal of property, plant, and equipment	707	69
Changes in assets and liabilities:
Accounts receivable	140,746	(24,206)
Inventories	(38,112)	(19,567)
Prepaid and other current assets	29,491	(145,466)
Other assets	(1,884)	1,054
Accounts payable	(71,659)	(17,739)
Accrued expenses	9,189	(34,786)
Other liabilities	1,859	1,152
Net cash provided by (used in) operating activities	403,609	125,110

Cash flows from investing activities
Capital expenditures	(67,246)	(90,765)
Purchase of business	(12,668)	(206,024)
Proceeds from disposal of property, plant, and equipment	4,170	94
Investment in Equity Securities	—	(10,852)
Net cash (used in) provided by investing activities	(75,744)	(307,547)

Cash flows from financing activities
Net (repayments) borrowings on short-term debt	(192)	951
Proceeds from Second Amended Revolver borrowings	542,563	650,000
Repayments of Second Amended Revolver borrowings	(265,000)	(180,000)
Repayments of Term Loans	(210,000)	—
Option proceeds, net	32,032	7,641
Payment of taxes related to net share settlement of equity awards	(8,267)	(7,984)
Purchase of treasury stock	(301,372)	(113,928)
Dividends paid to stockholders	(28,564)	(28,060)
Debt Issuance Costs Sixth Amended Credit Facility	(3,390)	—
Other	788	233
Net cash provided by (used in) financing activities	(241,402)	328,853
Effect of exchange rate changes on cash and cash equivalents	20,488	(16,576)
Net increase (decrease) in cash and cash equivalents	106,951	129,840
Cash and cash equivalents at beginning of period	343,131	333,324
Cash and cash equivalents at end of period	$450,082	$463,164
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and nine months ended December 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.

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

In December 2025, the Financial Accounting Standards Board issued a final standard on accounting for governmental grants. The standard provides guidance on how business entities should recognize, measure, and present government grants received. The standard is effective for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Early adoption is permitted. The standard may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the impact of adopting this standard on its disclosures.
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

The amounts above represent the Company's fair value estimates related to the acquisition as of July 26, 2024. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The fair value of trade receivables acquired is $10,325, with gross contractual amounts being $10,325. The Company expected all to be collectible. The identifiable intangible assets consist of trademarks, customer relationships, and developed technology which were assigned fair values of $4,200, $63,100 and $23,200, respectively. The trade names and trademarks, customer relationships and developed technology are being amortized on a straight-line basis over weighted average useful lives of 6, 13, and 12 years, respectively.

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

A portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the third quarter of fiscal 2026 and 2025 amounted to $38,167 and $46,197, respectively. Revenues recognized over time for the nine months of fiscal 2026 and 2025 amounted to $114,449 and $148,049.

On December 28, 2025, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $205,033, of which, the Company estimates that approximately $44,438 will be recognized as revenue in fiscal 2026, $101,669 in fiscal 2027, $36,571 in fiscal 2028, $16,983 in fiscal 2029, and $5,371 in fiscal 2030 and after.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of December 28, 2025, the current and non-current portion of contract liabilities were $37,300 and $1,346, respectively. As of March 31, 2025, the current and non-current portion of contract liabilities were $28,820 and $488, respectively. Revenues recognized during the third quarter of fiscal 2026 and 2025 that were included in the contract liability at the beginning of the quarter amounted to $7,875 and $6,829, respectively. Revenues recognized during the nine months of fiscal 2026 and 2025 that were included in the contract liability at the beginning of the year, amounted to $7,107 and $9,713, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $81,250 and $71,774 as of December 28, 2025 and March 31, 2025, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At December 28, 2025, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and refund liability representing amounts estimated to be refunded to customers was $7,010.

4. Accounts Receivable

	December 28, 2025	March 31, 2025
Accounts receivable	$483,860	$606,617
Allowance for doubtful accounts	9,156	8,675
Accounts receivable, net	$474,704	$597,942

During the third quarter of fiscal 2023, the Company entered into a Receivables Purchase Agreement ("RPA"), under which the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. On December 15, 2025, the Company entered in an amendment to the RPA, ("Amended RPA"), that increased the aggregate amount of certain US-originated accounts receivable balances to a maximum amount of $250,000 plus an additional $50,000 accordion feature that is uncommitted and subject to certain additional conditions. The Amended RPA added certain additional financial institutions and matures on December 15, 2028. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Condensed Financial Statements.

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

During the third quarter and the nine months of fiscal 2026, the Company sold $296,092 and $695,789, respectively, of accounts receivables for approximately $296,092 and $695,789, respectively, in proceeds to unaffiliated financial institutions, of which $196,092 and $595,789, respectively, were collected as of December 28, 2025. During the third quarter and the nine months of fiscal 2025, the Company sold $192,796 and $575,011, respectively, of accounts receivables for approximately $192,796 and $575,011, respectively, in net proceeds to an unaffiliated financial institution, of which $192,796 and $575,011, respectively, were collected as of December 29, 2024. Total collateralized accounts receivables of approximately $341,365 were held by EnerSys Finance at December 28, 2025.

Any accounts receivables held by EnerSys Finance would likely not be available to other creditors of the Company in the event of bankruptcy or insolvency proceedings relating to the Company until the outstanding balances under the Amended RPA are satisfied. Additionally, the financial obligations of EnerSys Finance to the unaffiliated financial institutions under the program are limited to the assets it owns and there is no recourse to the Company for receivables that are uncollectible as a result of the insolvency of EnerSys Finance or its inability to pay the account debtors.

5. Inventories

	December 28, 2025	March 31, 2025
Raw materials	$314,325	$296,365
Work-in-process	125,255	125,459
Finished goods	355,796	318,170
Total	$795,376	$739,994

6. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of December 28, 2025 and March 31, 2025, and the basis for that measurement:

	Total Fair Value Measurement December 28, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,064)	$—	$(2,064)	$—
Foreign currency forward contracts	(159)	—	(159)	—
Interest Rate Swaps	(389)	—	(389)	—
Net investment hedges	(86,236)	—	(86,236)	—
Total derivatives	$(88,848)	$—	$(88,848)	$—

	Total Fair Value Measurement March 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(225)	$—	$(225)	$—
Foreign currency forward contracts	1,629	—	1,629	—
Interest Rate Swaps	5	—	5	—
Net investment hedges	(33,002)	—	(33,002)	—
Total derivatives	$(31,593)	$—	$(31,593)	$—

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

The fair value of the Company's 2032 Notes and 2027 Notes (each as defined in Note 12 and collectively, the "Senior Notes"), represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 104% and 101% of face value on December 28, 2025 and March 31, 2025, respectively. The 2027 Notes were trading at approximately 99% and 96% of the face value on December 28, 2025 and March 31, 2025, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at December 28, 2025 and March 31, 2025 were as follows:

	December 28, 2025		March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (2)	$600,000	$608,790	$600,000	$591,420
Derivatives (1)	$88,848	$88,848	$31,593	$31,593

(1)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 7 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at December 28, 2025 and March 31, 2025).
(2)The fair value amount of the Senior Notes at December 28, 2025 and March 31, 2025 represent the trading value of the instruments.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At December 28, 2025 and March 31, 2025, the Company has hedged the price to purchase approximately 106.8 million pounds and 70.0 million pounds of lead, respectively, for a total purchase price of $98,316 and $63,841, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of December 28, 2025 and March 31, 2025, the Company had entered into a total of $56,909 and $39,196, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 28, 2025 and March 31, 2025, such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

On September 29, 2022, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on December 15, 2027. On July 2, 2024, the Company entered into cross-currency fixed interest rate swap contracts with an aggregate notional amount of $150,000, maturing on January 15, 2029. Additionally, on December 23, 2024 and December 24, 2024, the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150,000, maturing on June 15, 2028 and December 15, 2026, respectively. The cross-currency fixed interest rate swap contracts qualify for hedge accounting as a net investment hedging instrument, which allows for them to be remeasured to foreign currency translation adjustment within AOCI (“Accumulated Other Comprehensive Income”) to offset the translation risk from those investments. Balances in the foreign currency translation adjustment accounts remain until the sale or substantially complete liquidation of the foreign entity, upon which they are recognized as a component of other income (expense).

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,081 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of December 28, 2025 and March 31, 2025, the notional amount of these contracts was $57,866 and $63,146, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
December 28, 2025 and March 31, 2025

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	December 28, 2025	March 31, 2025	December 28, 2025	March 31, 2025	December 28, 2025	March 31, 2025
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	60	1,919
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	—	5	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$—	$5	$—	$—	$60	$1,919
Accrued expenses:
Lead forward contracts	$2,064	$225	$—	$—	$—	$—
Foreign currency forward contracts	219	290	—	—	—	—
Net investment hedges	—	—	19,388	—	—	—
Interest rate swaps	389	—	—	—	—	—
Other liabilities:
Net investment hedges	—	—	66,848	33,002	—	—
Total liabilities	$2,672	$515	$86,236	$33,002	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(1,645)	Cost of goods sold	$(15)
Foreign currency forward contracts	(20)	Cost of goods sold	(695)
Interest rate swaps	(39)	Interest expense	142
Total	$(1,704)		$(568)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$1,169	Interest expense	$2,972
Total	$1,169		$2,972

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(611)
Total		$(611)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended December 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,501)	Cost of goods sold	$(3,317)
Foreign currency forward contracts	1,905	Cost of goods sold	(194)
Interest rate swaps	3,296	Interest expense	491
Total	$1,700		$(3,020)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$14,440	Interest expense	$1,009
Total	$14,440		$1,009

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(17)
Total		$(17)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,654)	Cost of goods sold	$(2,490)
Foreign currency forward contracts	(1,748)	Cost of goods sold	(1,537)
Interest rate swaps	344	Interest expense	738
Total	$(5,058)		$(3,289)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(47,359)	Interest expense	$5,875
Total	$(47,359)		$5,875

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(112)
Total		$(112)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the nine months ended December 29, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,893)	Cost of goods sold	$(3,020)
Foreign currency forward contracts	1,712	Cost of goods sold	82
Interest rate swaps	65	Interest expense	1,557
Total	$(2,116)		$(1,381)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$4,323	Interest expense	$1,984
Total	$4,323		$1,984

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,765
Total		$1,765

8. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the third quarter of fiscal 2026 and 2025 was based on the estimated effective tax rates applicable for the full years ending March 31, 2026 and March 31, 2025, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

The consolidated effective income tax rates for the third quarter of fiscal 2026 and 2025 were 14.9% and 9.4% and for the nine months of fiscal 2026 and 2025 were 12.9% and 7.9%. The rate increase in the third quarter compared to the prior period are primarily due to the impact of Pillar 2 and mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2026 compared to the prior year periods are primarily due to a discrete tax benefit for Varian in fiscal 2025, impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2026 compared to 48% for fiscal 2025. The foreign effective tax rates for the nine months of fiscal 2026 and 2025 were 17% and 15%, respectively. The foreign effective tax rate increase is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively.

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

	Quarter ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Balance at beginning of period	$69,490	$62,543	$66,421	$60,819
Current period provisions	8,605	7,301	22,483	21,475
Costs incurred	(6,252)	(6,444)	(17,701)	(19,196)
Foreign currency translation adjustment	590	(1,280)	1,230	(978)
Balance at end of period	$72,433	$62,120	$72,433	$62,120

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

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. During the nine months of fiscal 2026, the Company recorded $21,162 in costs relating to the Plan consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Plan is substantially completed as December 28, 2025

Restructuring and exit charges for the third quarter of fiscal 2026 by reportable segments are as follows:

	Quarter ended December 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$990	$1,234	$182	$—	$2,406
Exit charges	—	1,865	—	—	1,865
Restructuring and other exit charges	$990	$3,099	$182	$—	$4,271

	Nine months ended December 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$10,899	$10,853	$1,831	$129	$23,712
Exit charges	407	6,383	717	—	7,507
Restructuring and other exit charges	$11,306	$17,236	$2,548	$129	$31,219

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2025	$1,079
Accrued	23,712
Costs incurred	(14,364)
Foreign currency impact	135
Balance as of December 28, 2025	$10,562

Exit Charges

Fiscal 2026 Program

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded motive power batteries. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13,700 under this restructuring plan when completed, the majority of which is expected to be recorded by the end of the 2026 fiscal year, of which $1,500 is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12,200, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During the nine months of fiscal 2026, the Company recorded a $3,927 in severance costs and unusual manufacturing variances of $1,183.

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

During fiscal 2023, the Company recorded cash charges of $1,682 primarily related to severance costs and non-cash charges totaling $417 primarily relating to contract assets.

During fiscal 2024, the Company recorded cash charges of $7,155 primarily related to severance costs, relocation expenses, and manufacturing variances, and non-cash charges totaling $377. The Company also recorded a non-cash write-off relating to inventories of $3,098, which was reported in cost of goods sold.

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

During the nine months of fiscal 2026, the Company recorded a $1,142 gain of the sale of the building.

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

During the nine months of fiscal 2026, the Company recorded cash charges of $1,108 relating primarily to site cleanup and $24 of non-cash charges relating to accelerated depreciation of fixed assets.

12. Debt

The following summarizes the Company’s long-term debt as of December 28, 2025 and March 31, 2025:

	December 28, 2025		March 31, 2025
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$3,728	$600,000	$5,276
Sixth Amended Credit Facility,	557,563	4,429	490,000	1,183
	$1,157,563	$8,157	$1,090,000	$6,459
Less: Unamortized issuance costs	8,157		6,459
Long-term debt, net of unamortized issuance costs	$1,149,406		$1,083,541

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

As of December 28, 2025, the Company had $557,563 outstanding under the Second Amended Revolver.

Short-Term Debt

As of December 28, 2025 and March 31, 2025, the Company had $29,759 and $28,502, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 3.9% and 4.7%, respectively, at December 28, 2025 and March 31, 2025.

Letters of Credit

As of December 28, 2025 and March 31, 2025, the Company had $5,909 and $5,584 of standby letters of credit, respectively.

Debt Issuance Costs

The Company capitalized $3,391 in debt issuance costs in connection with the Sixth Amendment of the 2017 Credit Facility and wrote off $255 in deferred financing costs related to the Second and Third Amended Term Loans. Amortization expense, relating to debt issuance costs, included in interest expense was $478 and $479, respectively, for the third quarter ended December 28, 2025 and December 29, 2024 and $1,436 and $1,448, respectively, for the nine months of fiscal 2026 and 2025. Debt issuance costs, net of accumulated amortization, totaled $8,157 and $6,459, respectively, at December 28, 2025 and March 31, 2025.

Available Lines of Credit

As of December 28, 2025 and March 31, 2025, the Company had available and undrawn, under all its lines of credit, $526,187 and $652,552, respectively, including $89,519 and $87,982, respectively, of uncommitted lines of credit.

13. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Service cost	$—	$—	$270	$233
Interest cost	—	159	688	617
Expected return on plan assets	(10)	(47)	(370)	(353)
Amortization and deferral	—	(27)	158	143
Net periodic benefit cost	$(10)	$85	$746	$640

	United States Plans		International Plans
	Nine months ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Service cost	$—	$—	$808	$718
Interest cost	—	491	2,073	1,881
Expected return on plan assets	(30)	(141)	(1,122)	(1,069)
Amortization and deferral	—	(61)	477	437
Net periodic benefit cost	$(30)	$289	$2,236	$1,967

14. Stock-Based Compensation

As of December 28, 2025, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $7,450 for the third quarter of fiscal 2026 and $8,076 for the third quarter of fiscal 2025. Stock-based compensation expense was $29,486 and $20,263 for the nine months of fiscal 2026 and fiscal 2025, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the nine months of fiscal 2026, the Company granted to non-employee directors 26,608 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the nine months of fiscal 2026, the Company granted to management and other key employees 201,989 non-qualified stock options that vest ratably over three years from the date of the grant and 327,387 restricted stock units that vest ratably over four years from the date of grant.

Common stock activity during the nine months of fiscal 2026 included the exercise of 458,700 stock options and the vesting or release of 252,630 restricted stock units including non-employee director restricted stock units.

As of December 28, 2025, there were 1,012,397 non-qualified stock options, 965,390 restricted stock units including non-employee director restricted stock units and 1,151 TSRs outstanding.

15. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the nine months ended December 28, 2025:

Shares outstanding as of March 31, 2025	39,192,061
Purchase of treasury stock	(3,047,474)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	586,964
Shares outstanding as of December 28, 2025	36,731,551

Treasury Stock

During the nine months ended December 28, 2025, the Company purchased 3,047,474 shares for $303,728 and purchased 1,176,436 shares for $113,928 during the nine months ended December 29, 2024. At December 28, 2025 and March 31, 2025, the Company held 20,682,367 and 17,647,529 shares as treasury stock, respectively. During the nine months ended December 28, 2025, the Company also issued 12,636 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the nine months ended December 29, 2024, the Company issued 9,132 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of December 28, 2025 and March 31, 2025, are as follows:

	March 31, 2025	Before Reclassifications	Amounts Reclassified from AOCI	December 28, 2025
Pension funded status adjustment	$(10,374)	$—	$366	$(10,008)
Net unrealized gain (loss) on derivative instruments	(269)	(3,875)	2,518	(1,626)
Foreign currency translation adjustment (1)	(236,836)	38,233	—	(198,603)
Accumulated other comprehensive (loss) income	$(247,479)	$34,358	$2,884	$(210,237)
(1) Foreign currency translation adjustment for the nine months ended December 28, 2025 includes a $40,793 loss (net of taxes of $12,442) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the third quarter ended December 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$567	Cost of goods sold
Tax benefit	(133)
Net unrealized loss on derivative instruments, net of tax	$434

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(2,972)	Interest expense
Tax expense	695
Net unrealized gain on derivative instruments, net of tax	$(2,277)

Defined benefit pension costs:
Prior service costs and deferrals	$158	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(36)
Net periodic benefit cost, net of tax	$122

The following table presents reclassifications from AOCI during the nine months ended December 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$3,288	Cost of goods sold
Tax benefit	(770)
Net unrealized loss on derivative instruments, net of tax	$2,518

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(5,875)	Interest expense
Tax expense	1,375
Net unrealized gain on derivative instruments, net of tax	$(4,500)

Defined benefit pension costs:
Prior service costs and deferrals	$477	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(111)
Net periodic benefit cost, net of tax	$366

The following table presents reclassifications from AOCI during the third quarter ended December 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$3,020	Cost of goods sold
Tax expense	(706)
Net unrealized gain on derivative instruments, net of tax	$2,314

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,009)	Interest expense
Tax expense	236
Net unrealized gain on derivative instruments, net of tax	$(773)

Defined benefit pension costs:
Prior service costs and deferrals	$116	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(31)
Net periodic benefit cost, net of tax	$85

The following table presents reclassifications from AOCI during the nine months ended December 29, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$1,381	Cost of goods sold
Tax expense	(324)
Net unrealized gain on derivative instruments, net of tax	$1,057

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,984)	Interest expense
Tax expense	464
Net unrealized gain on derivative instruments, net of tax	$(1,520)

Defined benefit pension costs:
Prior service costs and deferrals	$376	Net periodic benefit cost, included in other (income) expense, net - See Note 14
Tax benefit	(94)
Net periodic benefit cost, net of tax	$282

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 28, 2025:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	17,601	—	—	—	17,601	—	17,601
Purchase of common stock	—	—	—	(150,034)	—	—	(150,034)	—	(150,034)
Other	—	—	63	266	—	—	329	—	329
Net earnings	—	—	—	—	57,458	—	57,458	—	57,458
Dividends ($0.24 per common share)	—	—	221	—	(9,328)	—	(9,107)	—	(9,107)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	123	123	—	123
Net unrealized gain (loss) on derivative instruments (net of tax gain of $142)	—	—	—	—	—	462	462	—	462
Foreign currency translation adjustment	—	—	—	—	—	29,789	29,789	40	29,829
Balance at June 29, 2025	$—	$568	$680,610	$(1,138,704)	$2,537,330	$(217,105)	$1,862,699	$3,450	$1,866,149
Stock-based compensation	—	—	4,435	—	—	—	4,435	—	4,435
Exercise of stock options	—	4	16,944	—	—	—	16,948	—	16,948
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(8,174)	—	—	—	(8,174)	—	(8,174)
Purchase of common stock	—	—	—	(67,750)	—	—	(67,750)	—	(67,750)
Other	—	—	26	249	—	—	275	—	275
Net earnings	—	—	—	—	68,426	—	68,426	—	68,426
Dividends ($0.2625 per common share)	—	—	257	—	(10,067)	—	(9,810)	—	(9,810)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	122	122	—	122
Net unrealized gain (loss) on derivative instruments (net of tax of $289)	—	—	—	—	—	(948)	(948)	—	(948)
Foreign currency translation adjustment	—	—	—	—	—	(2,722)	(2,722)	19	(2,703)
Balance at September 28, 2025	$—	$572	$694,098	$(1,206,205)	$2,595,689	$(220,653)	$1,863,501	$3,469	$1,866,970
Stock-based compensation	—	—	7,450	—	—	—	7,450	—	7,450
Exercise of stock options	—		15,084	—	—	—	15,084	—	15,084
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(74)	—	—	—	(74)	—	(74)
Purchase of common stock	—	—	—	(85,944)	—	—	(85,944)	—	(85,944)
Other	—	2	189	206	—	—	397	—	397
Net earnings	—	—	—	—	90,373	—	90,373	—	90,373
Dividends ($0.2625 per common share)	—	—	254	—	(9,902)	—	(9,648)	—	(9,648)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	121	121	—	121
Net unrealized gain (loss) on derivative instruments (net of tax of $265)	—	—	—	—	—	(871)	(871)	—	(871)
Foreign currency translation adjustment	—	—	—	—	—	11,166	11,166	63	11,229
Balance at December 28, 2025	$—	$574	$717,001	$(1,291,943)	$2,676,160	$(210,237)	$1,891,555	$3,532	$1,895,087

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the third quarter and nine months ended December 29, 2024:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	7,062	—	—	—	7,062	—	7,062
Exercise of stock options	—	1	6,963	—	—	—	6,964	—	6,964
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	(11,641)	—	—	(11,641)	—	(11,641)
Other	—	—	24	185	—	—	209	—	209
Net earnings	—	—	—	—	70,111	—	70,111	—	70,111
Dividends ($0.225 per common share)	—	—	227	—	(9,271)	—	(9,044)	—	(9,044)
Other comprehensive income:							0
Pension funded status adjustment (net of tax benefit of $17)	—	—	—	—	—	110	110	—	110
Net unrealized gain (loss) on derivative instruments (net of tax expense of $1,117)	—	—	—	—	—	3,662	3,662	—	3,662
Foreign currency translation adjustment	—	—	—	—	—	(13,294)	(13,294)	(22)	(13,316)
Balance at June 30, 2024	$—	$565	$644,155	$(847,283)	$2,224,720	$(214,373)	$1,807,784	$3,405	$1,811,189
Stock-based compensation	—	—	5,125	—	—	—	5,125	—	5,125
Exercise of stock options	—	—	479	—	—	—	479	—	479
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,934)	—	—	—	(7,934)	—	(7,934)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—	2,404	—	2,404
Purchase of common stock	—	—	—	(63,546)	—	—	(63,546)	—	(63,546)
Other	—	2	(67)	179	—	—	114	—	114
Net earnings	—	—	—	—	82,266	—	82,266	—	82,266
Dividends ($0.24 per common share)	—	—	—	—	(9,555)	—	(9,555)	—	(9,555)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $32)	—	—	—	—	—	87	87	—	87
Net unrealized gain (loss) on derivative instruments (net of tax of $2,392)	—	—	—	—	—	(7,842)	(7,842)	—	(7,842)
Foreign currency translation adjustment	—	—	—	—	—	28,685	28,685	124	28,809
Balance at September 29, 2024	$—	$567	$644,162	$(910,650)	$2,297,431	$(193,443)	$1,838,067	$3,529	$1,841,596
Stock-based compensation	—	—	8,076	—	—	—	8,076	—	8,076
Exercise of stock options	—	—	196	—	—	—	196	—	196
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(51)	—	—	—	(51)	—	(51)
Purchase of common stock	—	—	—	(38,741)	—	—	(38,741)	—	(38,741)
Other	—	—	142	224	—	—	366	—	366
Net earnings	—	—	—	—	114,812	—	114,812	—	114,812
Dividends ($0.24 per common share)	—	—	497	—	(9,959)	—	(9,462)	—	(9,462)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $31)	—	—	—	—	—	85	85	—	85
Net unrealized gain (loss) on derivative instruments (net of tax of $1,102)	—	—	—	—	—	3,616	3,616	—	3,616
Foreign currency translation adjustment	—	—	—	—	—	(72,097)	(72,097)	(138)	(72,235)
Balance at December 29, 2024	$—	$567	$653,022	$(949,167)	$2,402,284	$(261,839)	$1,844,867	$3,391	$1,848,258

16. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Nine months ended
	December 28, 2025	December 29, 2024	December 28, 2025	December 29, 2024
Net earnings attributable to EnerSys stockholders	$90,373	$114,812	$216,257	$267,189
Weighted-average number of common shares outstanding:
Basic	36,864,078	39,305,035	37,695,560	39,891,376
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	796,618	617,878	611,842	699,369
Diluted weighted-average number of common shares outstanding	37,660,696	39,922,913	38,307,402	40,590,745
Basic earnings per common share attributable to EnerSys stockholders	$2.45	$2.92	$5.74	$6.70
Diluted earnings per common share attributable to EnerSys stockholders	$2.40	$2.88	$5.65	$6.58
Anti-dilutive equity awards not included in diluted weighted-average common shares	151,075	593,451	561,025	533,334

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
•Motive Power - power for electric industrial forklifts, automated guided vehicles ("AGVs") other material handling equipment used in manufacturing, and warehousing operations, as well as equipment used in floor care, mining, rail and airport ground support applications.
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

Summarized financial information related to the Company’s reportable segments at December 28, 2025 and December 29, 2024.

	Quarter ended
	December 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$399,528	$352,047	$167,509	$42	$919,126
Less:
Other segment items(4)	$357,397	$299,524	$147,791		$804,712

Segment income	$42,131	$52,523	$19,718		$114,372
Less:
Inventory adjustment relating to exit activities	—	1,183	—		1,183
Restructuring and other exit charges	990	3,099	182		4,271
Amortization of intangible assets	5,828	123	2,401		8,352
Other	1,993	1,167	1,073		4,233
Total operating earnings	$33,320	$46,951	$16,062	$27,911	$124,244

Depreciation	$8,291	$7,246	$5,767	$22	$21,326
Capital Expenditures	$4,576	$3,231	$5,340	$177	$13,324
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant, and start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses.

	Quarter ended
	December 29, 2024
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$389,219	$358,847	$155,161	$2,925	$906,152
Less:
Other segment items(4)	$363,969	$306,180	$145,605		$815,754

Segment income	$25,250	$52,667	$9,556		$87,473
Less:
Inventory adjustment relating to step up to fair value relating to recent acquisitions	—	—	1,069		1,069
Restructuring and other exit charges	94	1,000	119		1,213
Amortization of intangible assets	5,813	186	2,422		8,421
Other	174	7	1,753		1,934
Total operating earnings	$19,169	$51,474	$4,193	$67,813	$142,649

Depreciation	$6,712	$5,676	$4,804	$7	$17,199
Capital Expenditures	$9,373	$4,593	$8,998	$1,315	$24,279
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
(4) Primarily includes cost of sales and operating expenses.

	Nine months ended
	December 28, 2025
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$1,225,541	$1,060,866	$472,892	$4,137	$2,763,436
Less:
Other segment items(4)	$1,122,495	$913,719	$429,026		$2,465,240

Segment income	$103,046	$147,147	$43,866		$294,059
Less:
Inventory adjustment relating to exit activities	—	1,183	—		1,183
Restructuring and other exit charges	11,306	17,237	2,548		31,091
Amortization of intangible assets	17,507	366	7,195		25,068
Accelerated stock compensation expense	5,374	3,367	1,457		10,198
Other	7,229	3,996	4,378		15,603
Total operating earnings	$61,630	$120,998	$28,288	$91,840	$302,756

Depreciation	$23,194	$20,206	$16,023	$75	$59,498
Capital Expenditures	$26,313	$16,412	$22,515	$2,006	$67,246
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant, and start-up operating expenses from the New Ventures operating segment.
(4) Primarily includes cost of sales and operating expenses.

	Nine months ended
	December 29, 2024
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$1,132,361	$1,091,746	$415,705	$2,925	$2,642,737
Less:
Other segment items(4)	$1,063,750	$925,523	$393,911		$2,383,184

Segment income	$68,611	$166,223	$21,794		$256,628
Less:
Inventory adjustment relating to step up to fair value relating to recent acquisitions	—	—	2,952		2,952
Restructuring and other exit charges	4,618	3,483	1,274		9,375
Amortization of intangible assets	17,827	556	5,076		23,459
Other	410	18	5,966		6,394
Total operating earnings	$45,756	$162,166	$6,526	$118,919	$333,367

Depreciation	$19,845	$16,999	$14,055	$19	$50,918
Capital Expenditures	$27,960	$15,363	$36,773	$10,669	$90,765
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
(4) Primarily includes cost of sales and operating expenses.

The Company's property, plant and equipment by reportable segments as of December 28, 2025 and December 29, 2024 are as follows:

	December 28, 2025	March 31, 2025
Property, plant and equipment, net
Energy Systems	$194,300	$198,841
Motive Power	131,117	144,076
Specialty	258,622	236,861
Other	14,542	12,655
Total	$598,581	$592,433

18. Subsequent Events

On February 4, 2026, the Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock to be paid on March 27, 2026 to stockholders of record as of March 13, 2026.

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

On July 22, 2025, we announced a reduction in force plan (the "Plan") as part of our strategic restructuring plan under our new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. We estimate one-time cash charges related to the Plan to be approximately $21.2 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026. Combined with other non-headcount related actions, these changes are expected to result in approximately $80 million in annualized savings beginning in fiscal 2026. This estimate is comprised of approximately $70 million in savings, representing a reduction of over 10% of our fiscal 2025 operating expenses as well as an estimated $10 million in reduction in cost of goods sold. We expect to realize approximately $30 million to $35 million in savings in fiscal 2026, with material benefits beginning in the third quarter of fiscal 2026. Estimated savings exclude the previously discussed one-time cash charges.

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

Inflation in North America, China and EMEA, while more controlled compared to the sharp increases in 2023, remains a challenge despite some cooling in the U.S. and Europe through 2024 and 2025. After reducing rates three consecutive times in 2025, the Fed held the policy rate steady at 3.50%–3.75% on January 2026, citing improving economic activity and stabilizing unemployment. After several rate cuts the European Central Bank (ECB) has held their main interest rates stable since June 2025. While these are incrementally positive actions toward deflation, both economies continue to face uncertainties such as potential tariffs and policy changes from a new presidential administration in the U.S. and potential global trade frictions, macroeconomic fragmentation and geopolitical tensions the euro area. Policy actions in China signal a shift towards more proactive fiscal measures to stabilize consumption and support economic growth. While increasing travel and consumer spending due to relaxed COVID policies have provided some bright spots in 2024 and 2025, China's economy continues to face challenges from a weakened real estate market and declining exports.

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

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2026, we have experienced a range in lead prices from approximately $0.85 per pound to $0.95 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper and antimony since the beginning of fiscal year 2026.
Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 25% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2025 and 2026, customer pricing increased due to certain commodity prices and other costs having increased throughout the year.

Based on current commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2026 versus fiscal 2025. However, given the lag related to increasing our selling prices for inflationary cost increase, on average our selling prices should be higher in fiscal 2026 versus fiscal 2025. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $933.6 million (yielding a primary operating capital percentage of 25.4%) at December 28, 2025, $932.2 million (yielding a primary operating capital percentage of 23.9%) at March 31, 2025 and $947.4 million at December 29, 2024 (yielding a primary operating capital percentage of 26.1%). The primary operating capital percentage of 25.4% at December 28, 2025 increased by 150 basis points compared to

March 31, 2025 and decreased 70 basis points compared to December 29, 2024. The increase in primary operating capital percentage at December 28, 2025 compared to March 31, 2025 was due to strategic inventory building and timing of accounts payable payments not fully offset by impacts from additional contributions from the Amended RPA. The decrease in primary operating capital percentage at December 28, 2025 compared to December 29, 2024 was due to impacts from the additional contributions from the Amended RPA in the third quarter of fiscal 2026.

Primary operating capital and primary operating capital percentages at December 28, 2025, March 31, 2025 and December 29, 2024 are computed as follows:

($ in Millions)	December 28, 2025	March 31, 2025	December 29, 2024
Accounts receivable, net	$474.7	$597.9	$545.2
Inventory, net	795.4	740.0	753.4
Accounts payable	(336.5)	(405.7)	(351.2)
Total primary operating capital	$933.6	$932.2	$947.4
Trailing 3 months net sales	$919.1	$974.8	$906.2
Trailing 3 months net sales annualized	$3,676.4	$3,899.2	$3,624.8

Primary operating capital as a % of annualized net sales	25.4%	23.9%	26.1%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $450.1 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $436.7 million at December 28, 2025, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

During the second quarter of fiscal 2022, we entered into a second amendment to the Amended Credit Facility (as amended, the “Second Amended Credit Facility”). As a result, the Second Amended Credit Facility, which was scheduled to mature on September 30, 2026, consists of a $130.0 million senior secured term loan and a CAD 106.4 million ($84.2 million) term loan (the “Second Amended Term Loan”) and an $850.0 million senior secured revolving credit facility (the “Second Amended Revolver”). This amendment resulted in a decrease of the Amended Term Loan by $150.0 million and an increase of the Amended Revolver by $150.0 million.

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

On December 23, 2024 and December 24, 2024, the Company entered into cross-currency fixed interest rate swap contracts each with an aggregate notional amount of $150 million, maturing on June 15, 2028 and December 15, 2026, respectively.

During the nine months of fiscal 2026, we purchased 3,047,474 shares for $303.7 million.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $12.9 million or 1.4% in the third quarter of fiscal 2026 as compared to the third quarter of fiscal 2025. This increase was the result of a 3% increase in pricing and a 2% increase from foreign currency translation, partially offset by a 4% decrease in organic volume.

Net sales increased $120.6 million or 4.6% in the nine months of fiscal 2026 as compared to the nine months of fiscal 2025. This increase was due to a 2% increase in acquisitions, a 2% increase in pricing, and a 2% increase from foreign currency translation, partially offset by a 1% decrease in organic volume.

Segment sales

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$399.5	43.5%	389.2	43.0%	$10.3	2.6%
Motive Power	352.1	38.3	358.9	39.6	(6.8)	(1.9)
Specialty	167.5	18.2	155.2	17.1	12.3	8.0
Other	—	—	2.9	0.3	(2.9)	NM
Total net sales	$919.1	100.0%	$906.2	100.0%	$12.9	1.4%

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Energy Systems	$1,225.6	44.4%	$1,132.3	42.9%	$93.3	8.2%
Motive Power	1,060.9	38.4	1,091.8	41.3	(30.9)	(2.8)
Specialty	472.9	17.1	415.8	15.7	57.1	13.8
Other	4.0	0.1	2.9	0.1	1.1	41.4
Total net sales	$2,763.4	100.0%	$2,642.8	100.0%	$120.6	4.6%

Net sales of our Energy Systems segment in the third quarter of fiscal 2026 increased $10.3 million or 2.6% compared to the third quarter of fiscal 2025. This increase was due to a 4% increase in price/mix and a 2% increase from foreign currency translation, partially offset by a 3% decrease in organic volume. Net sales of our Energy Systems segment in the nine months of fiscal 2026 increased $93.3 million or 8.2% compared to the nine months of fiscal 2025. This increase was due to a 4% increase in organic volume, a 3% increase in price/mix, and a 1% increase from foreign currency translation. This increase in sales for the quarter and nine months is primarily a result of continuing robust demand from data center and industrial customers and recovering demand with a stronger product mix in communications.

Net sales of our Motive Power segment in the third quarter of fiscal 2026 decreased by $6.8 million or 1.9% compared to the third quarter of fiscal 2025. This decrease was primarily due to a 7% decrease in organic volume, partially offset by a 3% increase in foreign currency translation and a 2% increase in price/mix. Net sales of our Motive Power segment in the nine months of fiscal 2026 decreased by $30.9 million or 2.8% compared to the nine months of fiscal 2025. This decrease was primarily due to a 7% decrease in organic volume, partially offset by a 2% increase in price/mix and a 2% increase from foreign currency translation. This decrease in sales for the quarter and nine months is primarily a result of lower volumes in the Americas due to ongoing macro and geopolitical uncertainties impacting customer buying behaviors market-wide and lingering weakness in the EMEA automotive market.

Net sales of our Specialty segment in the third quarter of fiscal 2026 increased by $12.3 million or 8.0% compared to the third quarter of fiscal 2025. The increase was primarily due to a 4% increase in price/mix, a 2% increase in organic volume, a 1% increase in acquisitions, and a 1% increase from foreign currency translation. Net sales of our Specialty segment in the nine months of fiscal 2026 increased by $57.1 million or 13.8% compared to the nine months of fiscal 2025. The increase was primarily due to a 10% increase from acquisitions, a 2% increase in price/mix, a 1% increase from foreign currency translation, and a 1% increase in organic volume. This increase in sales for the quarter and nine months was primarily driven by increased volumes in transportation for the quarter and nine months along with strong results from Aerospace and Defense including impacts from the Bren-Tronics acquisition to the nine months.

Gross Profit

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$276.3	30.1%	$298.2	32.9%	$(21.9)	(7.3)%

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$806.7	29.2%	$788.7	29.8%	$18.0	2.3%

Gross profit decreased $21.9 million or 7.3% in the third quarter and increased $18.0 million or 2.3% in the nine months of fiscal 2026 compared to the comparable periods of fiscal 2025. Gross profit, as a percentage of net sales, decreased 280 basis points in the third quarter and decreased 60 basis points in nine months of fiscal 2026, compared to the third quarter and nine months of fiscal 2025. The decrease to the gross profit margin for the quarter and nine months is primarily related to greater impact of 45x benefits in the same period in fiscal 2025 as prior year included a change in estimate impacting prior amounts to IRC 45X tax credits.

Operating Items

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$147.8	16.1%	$154.3	17.0%	$(6.5)	(4.2)%
Restructuring and other exit charges	$4.3	0.5%	$1.2	0.1%	$3.1	NM

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$472.7	17.1%	$446.0	16.9%	$26.7	6.0%
Restructuring and other exit charges	$31.3	1.1%	$9.3	0.4%	$22.0	NM

Operating expenses, as a percentage of sales, decreased 90 basis points in the third quarter and increased 20 basis points in nine months of fiscal 2026, compared to the comparable periods of fiscal 2025. Our operating expenses for the third quarter decreased as a percentage of sales due to our cost saving and restructuring initiates. Year to date, we experienced higher operating expenses as a percentage of sales primarily due to additional accelerated stock compensation expense of $10.2 million in the nine months of fiscal 2026.

Selling expenses, a main component of operating expenses, decreased $0.6 million or 1.1% in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, and decreased 10 basis points as a percentage of sales. In the nine months of fiscal 2026, selling expenses increased by $5.5 million or 3.4% compared to the nine months of fiscal 2025 and decreased 10 basis points as a percentage of net sales related to inflation.

Restructuring and Other Exit Charges

Restructuring Programs

Included in our third quarter and nine months of fiscal 2026 operating results of Energy Systems were restructuring charges of $1.0 million and $10.9 million respectively. Included in our third quarter and nine months of fiscal 2026 operating results of

Motive Power were restructuring charges of $1.2 million and $10.8 million, respectively. Included in our third quarter and nine months of fiscal 2026 operating results of Specialty were restructuring charges of $0.2 million and $1.8 million, respectively.

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

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company estimates one-time cash charges related to the Plan to be $21.2 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Company expects to incur these expenses primarily in the second and third quarter of fiscal 2026. During the nine months of fiscal 2026, the Company recorded a $21.2 million in severance costs relating to the plan.

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

During the nine months of fiscal 2026, the Company recorded a $3.9 million in severance costs and unusual manufacturing variances of $1.2 million.

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

During the nine months of fiscal 2026, the Company recorded a $1.1 million gain of the sale of the building.

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

During the nine months of fiscal 2026, the Company recorded cash charges of $1.1 million relating primarily to site cleanup.

Operating Earnings

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$42.1	10.5%	$25.3	6.5%	$16.8	66.9%
Motive Power	52.6	14.9	52.7	14.7	(0.1)	(0.3)
Specialty	19.7	11.8	9.5	6.2	10.2	NM
Corporate and other (2)	27.9	3.0	67.8	7.5	(39.9)	(58.8)
Subtotal	142.3	15.5	155.3	17.1	(13.0)	(8.4)
Inventory adjustment related to exit activities - Motive	(1.2)	(0.3)	—	—	(1.2)	NM
Inventory adjustment related to recent acquisitions - Specialty	—	—	(1.1)	(0.7)	1.1	NM
Restructuring and other exit charges - Energy Systems	(0.9)	(0.2)	(0.1)	—	(0.8)	NM
Restructuring and other exit charges - Motive Power	(3.2)	(0.9)	(1.0)	(0.3)	(2.2)	NM
Restructuring and other exit charges - Specialty	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	52.9
Restructuring and other exit charges - Corporate Other	—	NM	—	—	—	NM
Amortization of intangible assets - Energy Systems	(5.9)	(1.5)	(5.8)	(1.5)	(0.1)	0.3
Amortization of intangible assets - Motive Power	(0.1)	NM	(0.2)	(0.1)	0.1	(33.9)
Amortization of intangible assets - Specialty	(2.4)	(1.4)	(2.4)	(1.6)	—	(0.9)
Other - Energy Systems	(2.0)	(0.5)	(0.2)	—	(1.8)	NM
Other - Motive Power	(1.1)	(0.3)	—	—	(1.1)	NM
Other - Specialty	(1.1)	(0.7)	(1.7)	(1.1)	0.6	(36.2)%
Total operating earnings	$124.2	13.5%	$142.7	15.7%	$(18.5)	(12.9)%
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

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Energy Systems	$103.1	8.4%	$68.5	6.1%	$34.6	50.2%
Motive Power	$147.2	13.9	166.3	15.2	(19.1)	(11.5)
Specialty	$43.9	9.3	21.9	5.2	22.0	NM
Corporate and other (2)	$91.9	3.3	118.9	4.5	(27.0)	(22.7)
Subtotal	$386.1	14.0	375.6	14.2	10.5	(2.8)
Inventory adjustment related to exit activities - Motive	$(1.2)	(0.1)	—	—	(1.2)	NM
Inventory adjustment related to recent acquisitions- Specialty	$—	—	(3.0)	(0.7)	3.0	NM
Accelerated stock compensation expense - Energy Systems	$(5.4)	(0.4)	—	—	(5.4)	NM
Accelerated stock compensation expense - Motive	$(3.4)	(0.3)	—	—	(3.4)	NM
Accelerated stock compensation expense - Specialty	$(1.4)	(0.3)	—	—	(1.4)	NM
Restructuring and other exit charges - Energy Systems	$(11.3)	(0.9)	(4.6)	(0.4)	(6.7)	NM
Restructuring and other exit charges - Motive Power	$(17.3)	(1.6)	(3.5)	(0.3)	(13.8)	NM
Restructuring and other exit charges - Specialty	$(2.6)	(0.5)	(1.2)	(0.3)	(1.4)	NM
Restructuring and other exit charges - Corporate Other	$(0.1)	NM	—	—	(0.1)	NM
Amortization of intangible assets - Energy Systems	$(17.6)	(1.4)	(17.8)	(0.7)	0.2	(2.8)
Amortization of intangible assets - Motive Power	$(0.3)	—	(0.6)	(0.1)	0.3	(0.4)
Amortization of intangible assets - Specialty	$(7.2)	(1.5)	(5.1)	(1.2)	(2.1)	41.7
Other - Energy Systems	$(7.2)	(0.6)	(0.4)	—	(6.8)	NM
Other - Motive Power	$(3.9)	(0.4)	—	—	(3.9)	NM
Other - Specialty	$(4.5)	(0.9)	(6.0)	(1.4)	1.5	(25.7)
Total operating earnings	$302.7	11.0%	$333.4	12.6%	$(30.7)	(9.2)%
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

Operating earnings decreased $18.5 million or 12.9% and decreased 30.7 million or 9.2% in the third quarter and nine months of fiscal 2026, respectively, compared to the third quarter and nine months of fiscal 2025. Operating earnings, as a percentage of net sales, decreased 220 basis points and 160 basis points in the third quarter and nine months of fiscal 2026, respectively, compared to the third quarter and nine months of fiscal 2025.

The Energy Systems operating earnings, as a percentage of sales, increased 400 basis points and 230 basis points in the third quarter and nine months of fiscal 2026, respectfully, compared to the third quarter and nine months of fiscal 2025. These increases were driven by improved price/mix combined with higher volumes of data center and industrial customers. We also continue to benefit from lower operating costs from tight cost controls and restructuring initiatives.

The Motive Power operating earnings, as a percentage of sales, increased 20 basis points and decreased 130 basis points in the third quarter and nine months of fiscal 2026, respectively, compared to the third quarter and nine months of fiscal 2025. The slight increase in the third quarter and decrease in the nine months were driven primarily by higher costs passed through to customers and lost leverage on lower volumes.

The Specialty operating earnings, as a percentage of sales, increased 560 basis points and increased 410 basis points in the third quarter and nine months of fiscal 2026, respectively, compared to the third quarter and nine months of fiscal 2025. The increases were a result of improved transportation volumes and cost, along with continued strength in Aerospace & Defense markets and the accretive benefit of the Bren-Tronics acquisition.

Interest Expense

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$14.1	1.5%	$14.9	1.6%	$(0.8)	(4.8)%

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$37.6	1.4%	$38.4	1.5%	$(0.8)	(1.8)%

Interest expense of $14.1 million in the third quarter of fiscal 2026 (net of interest income of 1.2 million) was $0.8 million lower than the interest expense of $14.9 million in the third quarter of fiscal 2025 (net of interest income of $1.4 million).

Interest expense of $37.6 million in the nine months of fiscal 2026 (net of interest income of $7.6 million) was $0.8 million lower than the interest expense of $38.4 million in the nine months of fiscal 2025 (net of interest income of $3.1 million).

The decrease in interest expense in the third quarter of fiscal 2026 and the consistent interest expense in the nine months of fiscal 2026 is primarily due to higher interest income from interest rate swaps offsetting higher interest expense costs in fiscal 2026. Our average debt outstanding was $1,232.4 million and $1,235.0 million in the third quarter and nine months of fiscal 2026, compared to $1,284.7 million and $1,096.3 million in the third quarter and nine months of fiscal 2025.

Included in interest expense are non-cash charges for deferred financing fees of $0.6 million and $1.6 million for the third quarter and nine months of fiscal 2026 and $0.5 million and $1.5 million in the third quarter and nine months of fiscal 2025.

 Other (Income) Expense, Net

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$3.9	0.4%	$1.1	0.1%	$2.8	NM
NM = not meaningful

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$16.8	0.6%	$4.8	0.2%	$12.0	NM
NM = not meaningful

Other (income) expense, net in the third quarter of fiscal 2026 was expense of $3.9 million compared to expense of $1.1 million in the third quarter of fiscal 2025. Other (income) expense, net in the nine months of fiscal 2026 was expense of $16.8 million compared to expense of $4.8 million in the nine months of fiscal 2025. Foreign currency impact resulted in a loss of $0.5 million and a loss of $7.8 million in the third quarter and nine months of fiscal 2026, respectively, compared to a foreign currency gain of $2.2 million and a gain of $4.2 million in the third quarter and nine months of fiscal 2025, respectively.

Earnings Before Income Taxes

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$106.2	11.6%	$126.7	14.0%	$(20.5)	(16.2)%

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$248.3	9.0%	$290.2	11.0%	$(41.9)	(14.4)%

As a result of the above, earnings before income taxes in the third quarter of fiscal 2026 decreased $20.5 million, or 16.2%, compared to the third quarter of fiscal 2025 and decreased $41.9 million, or 14.4% in the nine months of fiscal 2026 compared to the nine months of fiscal 2025.

Income Tax Expense

	Quarter ended December 28, 2025		Quarter ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$15.8	1.7%	$11.9	1.3%	$3.9	32.9%
Effective tax rate	14.9%		9.4%		5.5%

	Nine months ended December 28, 2025		Nine months ended December 29, 2024		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$32.0	1.2%	$23.0	0.9%	$9.0	39.2%
Effective tax rate	12.9%		7.9%		5.0%

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

The consolidated effective income tax rates for the third quarter of fiscal 2026 and 2025 were 14.9% and 9.4% and for the nine months of fiscal 2026 and 2025 were 12.9% and 7.9%. The rate increase in the third quarter compared to the prior period are primarily due to the impact of Pillar 2 and mix of earnings among tax jurisdictions. The rate increase in the nine months of fiscal 2026 compared to the prior year periods are primarily due to a discrete tax benefit for Varian in fiscal 2025, impact of Pillar 2 and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 53% for fiscal 2026 compared to 48% for fiscal 2025. The foreign effective tax rates for the nine months of fiscal 2026 and 2025 were 17% and 15%, respectively. The foreign effective tax rate increase is primarily due to the impact of Pillar 2. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2026 and fiscal 2025 and were taxed at an effective income tax rate of approximately 14% and 11%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $403.6 million in the nine months of fiscal 2026 compared to $125.1 million of cash provided in the nine months of fiscal 2025, Inventory increased or used cash of $38.1 million, and accounts receivable decreased or provided cash of $140.7 million. Additionally, accounts payable decreased or used cash of $71.7 million. In the nine months of fiscal 2026, net earnings were $216.3 million, depreciation and amortization $84.6 million, stock-based compensation $29.5 million, and $1.7 million in cash disbursements from derivatives not designated in hedging relationships. Prepaid and other current assets provided funds of $29.5 million, primarily from a decrease of $33.0 million in prepaid taxes included $137.0 million payment from the IRS relating to prior year tax return refund and $3.5 million in non trade receivables, partially offset by increases of $9.0 million in contract assets. Accrued expenses were a use of funds of $9.2 million primarily from an decrease in tax accruals of $14.7 million, deferred revenue of $4.2 million and sales related accruals of $3.6 million, partially offset by increases of $9.6 million to restructuring accruals, $6.4 million to warranty, and $9.8 million in miscellaneous other accruals, including freight and professional accruals.
In the nine months of fiscal 2025, operating activities provided cash of $125.1 million. Inventory increased or used cash of $19.6 million, and accounts receivable increased or used cash of $24.2 million. Additionally, accounts payable decreased or used cash of $17.7 million. In the nine months of fiscal 2025, net earnings were $267.2 million, depreciation and amortization $74.4 million, stock-based compensation $20.3 million, allowance for doubtful debts of $1.9 million, non-cash interest of $1.4 million and, non-cash charges relating to exit charges $0.3 million. Prepaid and other current assets were a use of funds of $145.5 million, primarily from an increase of $119.7 million in income tax receivable, $15.5 million in contract assets, and $11.7 million in other prepaid expenses, partially offset by a decrease of $0.9 million in prepaid insurance . Accrued expenses were a use of funds of $34.8 million primarily from decrease in tax accruals of $32.5 million, payroll related payments of $13.6 million net of accruals, other miscellaneous accruals of $3.0 million, and sales related accruals of $1.0 million, partially offset by $8.1 million in accrued interest net of interest payments, $5.2 million in contract liabilities and deferred income, and warranty accruals of $1.9 million.

Investing activities used cash of $75.7 million in the nine months of fiscal 2026, which primarily consisted of acquisitions of $12.7 million and capital expenditures of $67.2 million relating to plant improvements, partially offset by $4.2 million in proceeds from disposal of property, plants, and equipment.

Investing activities used cash of $307.5 million in the nine months of fiscal 2025, which primarily consisted of the Bren-Tronics acquisition of $206 million, capital expenditures of $90.8 million relating to plant improvements and $10.9 million relating to investment in equity securities.

Financing activities used cash of $241.4 million in the nine months of fiscal 2026. During the nine months of fiscal 2026, we borrowed $542.6 million under the Second and Third Amended Revolver and repaid $265.0 million of the Second Amended Revolver and $210.0 million of Term Loans. We purchased treasury stock totaling $301.4 million and paid cash dividends to our stockholders totaling $28.6 million. Additionally in the nine months, we received options proceeds of $32.0 million and paid $8.3 million relating to taxes for net share settlement of equity awards. We paid $3.4 million in debt issuance costs as well relating to our sixth amendment to the Credit Facility.

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
Currency translation had a positive impact of $20.5 million on our cash balance in the nine months of fiscal 2026 compared to the negative impact of $16.6 million on our cash balance in the nine months of fiscal 2025. In the nine months of fiscal 2026, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $107.0 million to $450.1 million, in the nine months of fiscal 2026 compared to an increase of $129.8 million to $463.2 million, in the nine months of fiscal 2025.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2025 Annual Report. As of December 28, 2025, we had no significant changes to our contractual obligations table contained in our 2025 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at December 28, 2025 are $89.3 million (pre-tax). Those contracts that result in an asset position at December 28, 2025 are $0.4 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At December 28, 2025 and March 31, 2025 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.9 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
December 28, 2025	$98.3	106.8	$0.92	20%
March 31, 2025	63.8	70.0	0.91	8
December 29, 2024	64.3	70.3	0.92	8
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 100% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at December 28, 2025, lead purchased by December 28, 2025 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

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

At December 28, 2025 and December 29, 2024, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $83.6 million and $75.5 million, respectively.

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

(b) Internal Control Over Financial Reporting. During our fiscal quarter ended December 28, 2025, we implemented a new consolidation system to support the financial statement close and consolidation process. As a result of the implementation, certain existing internal controls were modified or removed, and new internal controls and procedures were designed and implemented to align with the new system. There are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our assessment of internal control over financial reporting throughout Fiscal 2026. Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there was no additional changes in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
September 29 - October 31, 2025	356,428	$115.39	324,542	$978,401,162
November 1 - November 30, 2025	454,232	136.03	318,591	934,926,692
December 1 - December 28, 2025	47,925	143.31	28,600	930,936,434
Total	858,585	$127.87	671,733

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $60.0 million.
(2) On August 6, 2025, the Company announced the establishment of a $1.0 billion stock repurchase authorization, with an expiration date of five years from the time of adoption unless otherwise modified or terminated by the Board.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended December 28, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

10.1
Receivables Agreement Amendment, dated December 15, 2025, by and among EnerSys, Wells Fargo Bank, National Association, EnerSys Finance, LLC and certain other persons from time to time party thereto as purchasers

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

Date: February 4, 2026