Form 10-K
period 2026-03-31
EnerSys
filed 2026-05-20
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended March 31, 2026 or

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates at September 28, 2025: $4,153,025,193 (1) (based upon its closing transaction price on the New York Stock Exchange on September 26, 2025).
(1)For this purpose only, “non-affiliates” excludes directors and executive officers.

Common stock outstanding at May 15, 2026:                          36,517,773 Shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about August 6, 2026 are incorporated by reference in Part III of this Annual Report.

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
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, tensions across the Middle East, including the conflict with Iran, changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our global supply chains and strategies;
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
For the Fiscal Year Ended March 31, 2026

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

Fiscal Year Reporting

In this Annual Report on Form 10-K, when we refer to our fiscal years, we state “fiscal” and the year, as in “fiscal 2026”, which refers to our fiscal year ended March 31, 2026. The Company reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2026 ended on June 29, 2025, September 28, 2025, December 28, 2025, and March 31, 2026, respectively. The four quarters in fiscal 2025 ended on June 30, 2024, September 29, 2024, December 29, 2024, and March 31, 2025, respectively.

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

Between fiscal years 2003 through 2026, we made thirty-seven acquisitions around the globe. There were no significant acquisitions in fiscal 2023 or 2024. On July 26, 2024, the Company completed the acquisition of all of the equity of Bren-Tronics Defense LLC for $206.4 million in cash consideration, as set forth in the stock purchase agreement. Bren-Tronics Defense LLC, headquartered in Commack, New York, is a leading manufacturer of highly reliable portable power solutions, including small and large format lithium batteries and charging solutions, for military and defense applications. The financial results contributed from this business are reported within our Specialty line of business.

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

Energy Systems

We compete principally with East Penn Manufacturing, Exide Technologies (Stryten), Fiamm, SAFT, Hoppecke, New Power, C&D Technologies Inc., Vertiv, OmniOn Power,Yuasa, Amphenol, Delta Electronics, as well as Chinese producers.

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

Specialty

We compete globally within the transportation, aerospace and defense markets and specialized lithium technologies used in these critical applications. Our thin plate pure lead (TPPL) technology is a significant player in the applications using absorbed glass materials (AGM). Our major competitors in AGM technology are Clarios, East Penn Manufacturing, Exide Technologies (Stryten), Fiamm, C&D Technologies, Inc., Banner and Atlas. In the Aerospace and Defense specialized markets our main competitors are EaglePicher and SAFT.

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

Employees

At March 31, 2026, we had approximately 9,682 employees. Of these employees, approximately 31% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 6% of the total workforce. The average term of these agreements is 1 year, with the longest term being 4 years. We consider our employee relations to be good. We did not experience any significant labor unrest or disruption of production during fiscal 2026.

Information about Our Executive Officers
As of May 20, 2026, our executive officers are:

Shawn M. O’Connell, age 53, President and Chief Executive Officer. Mr. O’Connell has served as our President and Chief Executive Officer since May 2025. Prior thereto, he served as President and Chief Operating Officer since November 2024. From November 2023 to November 2024, Mr. O’Connell served as our President, Energy Systems Global. Prior thereto, Mr. O’Connell served as President, Motive Power Global since July 2020. From April 2019 through July 2020, he served as our President, Motive Power, our Vice President – Reserve Power Sales and Service for the Americas from February 2017, and Vice President, EnerSys Advanced Systems from December 2015 to January 2017. Mr. O’Connell joined EnerSys in 2011, serving in various sales and marketing capacities in several areas of our business. Mr. O’Connell received his Master of Business Administration degree in International Business from the University of Redlands, CA and his Bachelor of Arts degree in English Literature from the California State University, San Bernardino. Mr. O’Connell is a veteran of the U.S. Army’s 82nd Airborne Division (Paratroopers) where he served as a Signals Intelligence Analyst, Spanish Linguist, and held a Top-Secret security clearance.

Andrea J. Funk, age 56, Executive Vice President and Chief Financial Officer. Ms. Funk joined EnerSys in December 2018 and served as Vice President Finance, Americas. She was promoted to Executive Vice President & Chief Financial Officer effective April 1, 2022. Ms. Funk holds a Master of Business Administration degree from The Wharton School of Business, and a Bachelor of Science degree in accounting from Villanova University and was a certified public accountant. Previously, Ms. Funk served as Chief Financial Officer and then Chief Executive Officer of Cambridge Lee Industries LLC from 2010-2018. Prior, she served in positions of increasing responsibility at Carpenter Technology, Arrow International, Rhone-Poulenc Rorer, Bell Atlantic Corporation and Ernst & Young. Since July 2017, Ms. Funk has served on the Board of Directors of Crown Holdings Inc., whose shares are traded on the New York Stock Exchange, and is a member of their Audit and Compensation Committees.

Chad C. Uplinger, age 54, President Motive Power Global. Mr. Uplinger has served as our President, Motive Power Global since November 2023. Prior to that, he served as Vice President, Motive Power, Americas since November 2017, General Manager of Motive Power Specialty Markets since April 2013, and District Manager in the Mid-Atlantic Region since April 2002. Mr. Uplinger began his career with EnerSys in 1999 and has held various roles in sales and marketing throughout the Motive Power business. Mr. Uplinger earned a Bachelor of Science in Marketing Management from PennWest California.

Mark E. Matthews, age 52, Chief Technology Officer and President, Specialty Global. Mr. Matthews has served as our President, Specialty Global since April 1, 2024. Prior thereto, he served as our Senior Vice President Specialty Global since July 2020 and as Vice President, EnerSys Advance Systems since January 2017, and Senior Director of Sales and Marketing from September 2016 to January 2017. Mr. Matthews has over 25 years of experience in energy storage and battery technology. He started his career as a lithium battery engineer and has worked various engineering, sales, and operational leadership roles within the battery industry before joining EnerSys in 2016. Mr. Matthews earned a Bachelor of Science Degree in Engineering Management with an emphasis in chemical engineering, from Missouri University of Science and Technology.

Keith D. Fisher, age 51, President, Energy Systems Global. Mr. Fisher has served as our President, Energy Systems Global since January 2025. Prior to joining EnerSys, he had a 27-year distinguished career at Honeywell, where he served in various roles throughout the organization, most recently as President of Honeywell Intelligrated from February 2022 through December 2024, President Honeywell Building Solutions from November 2021 through January 2022, Vice President & General Manager of Honeywell Building Technologies Global Services from May 2019 through October 2021, Vice President & General Manager of Honeywell Aerospace Mechanical Components Business from May 2014 through April 2019, and Vice President of Honeywell Aerospace Engine Component Customers from February 2011 through April 2014. Mr. Fisher received his Master of Business Administration degree in from Emory University, and his Bachelor of Science degree in Materials Science and Engineering from Lehigh University.

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

Environmental and safety certifications

Twenty-six of our facilities in the Americas, EMEA and APAC are certified to ISO 14001. ISO 14001 is a globally recognized, voluntary program that focuses on the implementation, maintenance and continual improvement of an environmental management system and the improvement of environmental performance. Thirteen facilities in EMEA and APAC are certified to ISO 45001. The ISO 45001 is a globally recognized occupational health and safety management systems standard.

Climate change impacts

The potential impact of climate change on our operations is uncertain. The changing climate may result in new and erratic weather patterns, increases in the frequency or severity of storms, increased and decreased temperatures and rising sea levels. As discussed elsewhere in this Annual Report on Form 10-K, including in Item 1A. Risk Factors, our operating results are significantly influenced by weather, and major changes in historical weather patterns could have a notable impact on our future operating results. For example, if climate change results in drier weather and more accommodating temperatures over a significant period of time, we may be able to increase our productivity, which could positively impact our revenues and gross margins. Conversely, if climate change results in a greater amount of rainfall, snow, ice or other less accommodating weather conditions, we could experience reduced productivity, which could negatively impact our revenues and gross margins. Further, while an increase in severe weather events, such as hurricanes, tropical storms, blizzards and ice storms, can create a greater amount of emergency restoration service work (an area of potential revenue generation), it often also can result in delays or other negative consequences for our manufacturing operations, or challenges to the consistent delivery of materials from our supply chain or of our products to distributors, which could negatively impact our financial results. Climate change may also affect the conditions in which we operate, and in some cases, expose us to potentially increased liabilities associated with those environmental conditions. Concerns about climate change could also result in new regulations, regulatory actions or requirements to invest in energy efficiency, any of which could result in increased costs associated with our operations. We are aware of the various regulatory developments on climate (and other sustainability-related) disclosures from multiple jurisdictions, including the European Union’s Corporate Sustainability Reporting Directive (CSRD). While we are following the progression of these rules, we are pleased to note that we are well prepared to meet their conditions at or before EnerSys would be required to do so. We have released comprehensive Sustainability Reports since 2022, which are aligned with GRI, SASB and most recently ISSB, standards. For FY25 we also published a comprehensive index aligned with CSRD standards Included in these reports, we announced key, measurable environmental, social, and governance goals and objectives aimed at advancing progress in sustainability, reducing our environmental footprint and creating an inclusive and empowering workplace for all employees. We also issued our third Task Force of Climate Related Financial Disclosures (TCFD) Report in May 2025. As part of our growing sustainability commitment, we announced during fiscal year 2022 that we joined the United Nations Global Compact, Alliance to Save Energy, the U.S. Department of Energy’s Better Plants Program (through which we committed to reducing our energy intensity by 25% over the next 10 years (from a calendar year 2020 baseline)and the United Nations CEO Water Mandate. Since calendar 2023, we have submitted to the CDP. In 2025 this includes section on Climate Change, Water and Supply chain. We have conducted and published a climate risk analysis and have published our Scope 1, 2 and 3 emissions annually. We have set net-neutral goals for Scopes 1 (2040) and 2 (2050) and have marked consistent decreases in both overall carbon emissions as well as carbon intensity. In October, 2024, we published our Climate Action Plan Roadmap, detailing our plans to achieve our Scope 1 and 2 related climate goals. For fiscal year 2026, sustainability metrics were incorporated into the annual goals of our CEO and certain elements of employee compensation.

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

Sustainability, reliability and resilience are at the core of who we are and what we do at EnerSys every day. Our products help tackle some of our world’s most significant challenges, be it efficient and affordable distribution of goods, grid reliability, telecommunications, medical safety or addressing the impacts of climate change and decarbonization. Our batteries and energy storage solutions are part of building a resilient, low-carbon future.

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

In January 2025, we entered into an agreement with the DOE's Office of Manufacturing and Energy Supply Chains for a $199 million award to support the construction of a new lithium-ion cell production facility in Greenville, South Carolina. Since that time, the issuance of certain executive orders, including the Unleashing American Energy Executive Order on January 20, 2025, has required an immediate pause in the disbursement of funds appropriated through the IRA pending an ongoing review. We are currently evaluating these executive orders and other related memoranda to determine what, if any, impact they might have on or our previously announced DOE funding. If the DOE proceeds with our funding as planned, such funding will additionally remain subject to certain compliance obligations and other terms and conditions.

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

Our operating results are directly affected by the general global economic conditions of the industries in which our major customer groups operate. Our products are heavily dependent on the end markets that we serve and our operating results will vary by location, depending on the economic environment in these markets. Sales of our motive power products, for example, depend significantly on demand for new electric industrial forklift trucks, which in turn depends on end-user demand for additional motive capacity in their distribution and manufacturing facilities. The uncertainty in global economic conditions varies by geographic location and can result in substantial volatility in global credit markets, particularly in the United States, where we service the vast majority of our debt. Moreover, Federal Reserve Bank of the United States policy, including with respect to interest rates and its quantitative easing policy, may also result in market volatility or a return to unfavorable economic conditions. These conditions affect our business by reducing prices that our customers may be able or willing to pay for our products or by reducing the demand for our products, which could in turn negatively impact our sales and earnings generation and result in a material adverse effect on our business, cash flow, results of operations and financial position.

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

We currently have significant manufacturing and distribution facilities outside of the United States, in Argentina, Australia, Belgium, Brazil, Canada, the Czech Republic, France, Germany, India, Italy, Malaysia, Mexico, the PRC, Poland, Spain, Switzerland and the United Kingdom. Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability or uncertainty. This includes, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”) the current conflict between Russia and Ukraine, ongoing terrorist activity,the conflict with Iran, the adoption and expansion of trade restrictions, including the occurrence or escalation of a “trade war,” or other governmental action related to tariffs or trade agreements or policies among the governments of the United States, the PRC and other countries and other global events. The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Recent effects of the conflict between Russia and Ukraine includes writing off $4 million in net assets located in Russia during fiscal 2022. Furthermore, Brexit could cause disruptions to, and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and associates, which could have an adverse effect on our business, financial results and operations. Effects of Brexit include changes in customs regulations, shortages of truck drivers in the U.K., and administrative burdens placed on transportation companies have led to challenges and delays in moving inventory across U.K. or EU borders, and higher importation, freight and distribution costs. If such trends continue, we may experience further cost increases.

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
•imposition of currency restrictions, restrictions on repatriation of earnings or other restraints, imposition of burdensome import duties, tariffs or quotas, which may make our products more costly to export or import;
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

We invoice our foreign sales and service transactions in local and foreign currencies and translate net sales using actual exchange rates during the period. We translate our non-U.S. assets and liabilities into U.S. dollars using current exchange rates as of the balance sheet dates. Approximately 40% of net sales were generated outside of the United States in fiscal 2026. Because a significant portion of our revenues and expenses are denominated in foreign currencies, changes in exchange rates between the U.S. dollar and foreign currencies, including the effects of inflation, primarily the euro, British pound, Polish zloty, Chinese renminbi, Mexican peso and Swiss franc, may adversely affect our revenue, cost of goods sold and operating margins. For example, foreign currency depreciation against the U.S. dollar will reduce the value of our foreign revenues and operating earnings as well as reduce our net investment in foreign subsidiaries. In addition, we have balance sheet foreign currency positions that benefit from a stronger U.S. dollar and weak euro and may impact other income expense and equity on the balance sheet.

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

In August 2022, President Biden signed the IRA into law. The IRA provides for substantial tax credits and incentives for the development of critical minerals, renewable energy, clean fuels, electric vehicles, and supporting infrastructure, among other provisions. Section 45X of the Internal Revenue Code ("IRC") contains a production tax credit equal to 10% of certain eligible production costs, including, without limitation, labor, energy, depreciation and amortization and overhead expenses as well as credits for production of qualifying battery cells and modules. Effective October 24, 2024, the U.S. Department of the Treasury and the Internal Revenue Service released final rules to provide guidance on the production tax credit requirements under IRC Section 45X (the "Final Regulations"). The Final Regulations provide guidance on rules that taxpayers must satisfy to qualify for the Section 45X tax credit.

While Section 45X of the IRC provides for substantial tax benefits for us, there is some uncertainty as to how these provisions will be interpreted and implemented. Furthermore, future legislative enactments or administrative actions could limit, amend, repeal, or terminate IRA policies or other incentives to which currently benefit. Any reduction, elimination, or discriminatory application or expiration of Section 45X of the IRC may materially adversely affect our future operating results and operations.

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

As of March 31, 2026, we had $1,120 million of total consolidated debt (including finance leases). This level of debt could:

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

•On January 5, 2026, the OECD issued the Side-by-Side package (the “SbS Package”), which provides administrative guidance that modifies the application of the Pillar Two rules. The SbS Package includes simplifications and additional safe harbors intended to facilitate coordination between domestic and international tax regimes and the Pillar Two framework. If adopted by relevant jurisdictions, certain provisions of the SbS Package could result in U.S.-parented groups being exempt from the application of two of the three Pillar Two top-up taxes.

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

Our Board of Directors has authorized one share repurchase program. This program authorizes the repurchase of up to $1 billion of our common stock, of which authority. The other program authorizes the repurchase of up to such number of shares as shall equal the dilutive effects of any equity-based award granted during such fiscal year and the number of shares exercised through stock option awards during such fiscal year. As of March 31, 2026, approximately $876.4 million remains available under the two programs. Although our Board of Directors has authorized these share repurchase programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the programs will be fully consummated or that they will enhance long-term stockholder value. The programs could affect the trading price of our stock and increase volatility, and any announcement of a termination of these programs may result in a decrease in the market price of our stock. In addition, these programs could diminish our cash reserves.

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

Our most recent evaluation resulted in our conclusion that, as of March 31, 2026, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses. However, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our results of operations or stock price.

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

The Company’s worldwide headquarters is located in Reading, Pennsylvania, U.S.A. Headquarters for our Americas and EMEA operations are located in Reading, Pennsylvania, U.S.A., and Zug, Switzerland, respectively. The following sets forth the Company’s principal owned or leased facilities:

Region and Property Use	Motive Power	Energy Systems	Specialty	Shared (1)
Americas:
Industrial (2)	4	6	2	2
Warehouse	5	4	3	5
APAC:
Industrial (2)	—	1	—	3
EMEA :
Industrial (2)	—	—	—	4
Total	9	11	5	14

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

Holders of Record

As of May 15, 2026, there were approximately 560 record holders of common stock of the Company. Because many of these shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2026, we did not issue any unregistered securities.

Dividends

During fiscal 2026, the Company’s quarterly dividend was $0.24 per share in the first quarter and $0.2625 in the second, third, and fourth quarter. The Company declared aggregate regular cash dividends of $1.028, $0.945, and $0.85 per share in each of the years ended March 31, 2026, March 31, 2025 and 2024 respectfully.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs(1)(2)
December 29, 2025 - January 31, 2026	114,006	$151.05	—	$946,149,043
February 1 - March 1, 2026	304,834	175.55	289,274	895,386,634
March 2 - March 31, 2026	123,967	157.47	120,940	876,353,634
Total	542,807	$166.28	410,214

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $82.2 million.
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
For Year Ended March 31, 2026

Among EnerSys, the NYSE Composite Index, and DJUSEC,

$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
3/26
EnerSys
NYSE Composite
Dow Jones US Electrical Components & Equipment

*$100 invested on March 31, 2021 in stock or index, including reinvestment of dividends.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2026 and 2025, should be read in conjunction with our audited Consolidated Financial Statements and the notes to those statements included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our discussion and analysis of our results of operations and financial condition for the fiscal years ended March 31, 2025 and 2024, has been omitted from this Form 10-K and can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements,” “Business” and “Risk Factors,” sections elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under the SEC rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

We evaluate business segment performance based primarily upon operating earnings exclusive of highlighted items. Highlighted items are those that the Company deems are not indicative of ongoing operating results, including those charges that the Company incurs as a result of restructuring activities, impairment of goodwill and indefinite-lived intangibles and other assets, acquisition activities and those charges and credits that are not directly related to operating unit performance, such as significant legal proceedings, amortization of recently acquired intangible assets and tax valuation allowance changes, including those related to the adoption of the Tax Cuts and Jobs Act. Because these charges are not incurred as a result of ongoing operations, or are incurred as a result of a potential or previous acquisition, they are not as helpful a measure of the performance of our underlying business, particularly in light of their unpredictable nature and are difficult to forecast. All corporate and centrally incurred costs are allocated to the business segments based principally on net sales. We evaluate business segment cash flow and financial position performance based primarily upon capital expenditures and primary operating capital levels.

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

Inflation in North America, China and EMEA, while more controlled compared to the sharp increases in 2023, remains a challenge despite some cooling in the U.S. and Europe through 2024 and 2025. After reducing rates three consecutive times in 2025, the Fed held the policy rate steady at 3.50%–3.75% in January 2026, citing improving economic activity and stabilizing unemployment. After several rate cuts the European Central Bank (ECB) has held their main interest rates stable since June 2025. While these are incrementally positive actions toward deflation, both economies continue to face uncertainties such as potential tariffs and policy changes from a new presidential administration in the U.S. and potential global trade frictions, macroeconomic fragmentation and geopolitical tensions the euro area. Policy actions in China signal a shift towards more proactive fiscal measures to stabilize consumption and support economic growth. While increasing travel and consumer spending due to relaxed COVID policies have provided some bright spots in 2024 and 2025, China's economy continues to face challenges from a weakened real estate market and declining exports.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are most operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $876.6 million (yielding a primary operating capital percentage of 22.2%) at March 31, 2026 and $932.2 million (yielding a primary operating capital percentage of 23.9%) at March 31, 2025. The primary operating capital percentage of 22.2% at March 31, 2026 is 170 basis points lower than that for March 31, 2025, and 120 basis points lower than that for March 31, 2024. The change in the ratio is primarily due to improved collections and asset securitization and decrease in inventory due to the release of our strategic build up in prior periods.

Primary Operating Capital and Primary Operating Capital percentages at March 31, 2026, 2025 and 2024 are computed as follows:

($ in Millions)	March 31, 2026	March 31, 2025	March 31, 2024
Accounts receivable, net	506.1	597.9	$524.7
Inventory, net	724.7	740.0	697.7
Accounts payable	(354.2)	(405.7)	(369.5)
Total primary operating capital	$876.6	$932.2	$852.9
Trailing 3 months net sales	$987.9	$974.8	$910.7
Trailing 3 months net sales annualized	$3,951.6	$3,899.2	$3,642.8

Primary operating capital as a % of annualized net sales	22.2%	23.9%	23.4%

Liquidity and Capital Resources

We believe that our financial position is strong. We have substantial liquidity with $439 million of available cash and cash equivalents and available and undrawn, under all lines of credit of approximately $565 million at March 31, 2026 to cover short-term liquidity requirements and anticipated growth in the foreseeable future. The nominal amount of credit available is subject to a leverage ratio maximum of 4.0x EBITDA, as discussed in Liquidity and Capital Resources.

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

During fiscal 2026, our operating cash flow provided cash of $547.6 million, compared to $260.3 million in the prior year. The change in the operating cash flows in fiscal 2026 was a result of effect from AMPC's (defined in Critical Accounting Policies and Estimates) recognized in the year and reduced receivables relating to improved collections and increases to our Amended RPA (defined in footnote 6 Accounts Receivable in the Consolidated Financial Statement).

In fiscal 2026 and 2025, we repurchased 3,457,688 and 1,568,292 shares of common stock for $370.7 million and $154.0 million, respectively. In fiscal 2024, we repurchased 1,002,415 shares of common stock for $95.7 million.

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

Based on the results of the annual impairment test as of December 29, 2025, we determined that there was no goodwill impairment.
The indefinite-lived trademarks are tested for impairment by comparing the carrying value to the fair value based on current revenue projections of the related operations, under the relief from royalty method. Any excess carrying value over the amount of fair value is recognized as impairment. Any impairment would be recognized in full in the reporting period in which it has been identified.

Based on the results of the annual impairment test as of December 29, 2025, we determined that there were no impairments to indefinite-lived trademarks. For additional information see Note 8 Notes to the Consolidated Financial Statements.
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

Production Tax Credits Under the Inflation Reduction Act

We continue to evaluate the extent of benefits available to us pursuant to the IRA, which we expect will favorably impact our results of operations in future periods. We currently expect to continue to qualify for the advanced manufacturing production credit (AMPC) under Section 45X of the IRC, which provides certain specified benefits for battery cells, battery modules manufactured or assembled in the United States and sold to third parties, as well for active electrode materials for such batteries. For eligible batteries the credit is equal to $35 multiplied by the capacity of such battery cell expressed on a kilowatt-hour basis. For eligible battery module the credit is equal to $10 multiplied by the capacity of such battery module expressed on a kilowatt-hour basis. For eligible electrode active material the credit is equal to 10% of the costs incurred with respect to the production of such materials.

During the year ended March 31, 2026 and March 31, 2025, we recognized $158.6 million and $184.6 million, respectively, of Section 45X credits as a reduction to “Cost of sales”. There are currently several critical and complex aspects of the IRA. The uncertainty of changes to the current guidance could materially affect the benefits we have recognized and expect to recognize from the advanced manufacturing production credit. We will continue to evaluate the effects of IRA to the extent additional guidance is issued and the relevant implications to our Consolidated Financial Statements.

Results of Operations—Fiscal 2026 Compared to Fiscal 2025

The following table presents summary Consolidated Statements of Income data for fiscal year ended March 31, 2026, compared to fiscal year ended March 31, 2025:

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Net sales	$3,751.4	100.0%	$3,617.6	100.0%	$133.8	3.7%
Cost of goods sold	2,651.5	70.7	2,521.5	69.7	130.0	5.2
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	2.3	0.1	3.6	0.1	(1.3)	(37.2)
Gross profit	1,097.6	29.2	1,092.4	30.2	5.2	0.5
Operating expenses	621.0	16.6	608.7	16.8	12.3	2.0
Restructuring and other exit charges	51.0	1.4	14.4	0.4	36.6	NM
Impairment of indefinite-lived intangibles	0.4	NM	—	—	0.4	NM
(Gain)Loss on assets held for sale	(1.2)	NM	4.6	0.2	(5.8)	NM
Operating earnings	426.4	11.4	464.7	12.8	(38.3)	(8.2)
Interest expense	50.5	1.4	51.2	1.4	(0.7)	(1.2)
Other (income) expense, net	28.5	0.8	7.0	0.2	21.5	NM
Earnings before income taxes	347.4	9.3	406.5	11.2	(59.1)	(14.6)
Income tax expense	53.8	1.4	42.8	1.2	11.0	25.7
Net earnings attributable to EnerSys stockholders	$293.6	7.8%	$363.7	10.0%	$(70.1)	(19.3)%
 NM = not meaningful

Overview

Our sales in fiscal 2026 were $3.8 billion, a 3.7% increase from prior year's sales. This increase was due to a 3% increase in pricing, a 2% increase in foreign currency translation, and a 1% increase from acquisitions, partially offset by a 2% decrease in organic volume.

A discussion of specific fiscal 2026 versus fiscal 2025 operating results follows, including an analysis and discussion of the results of our reportable segments.

Net Sales

Segment sales

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	% Net Sales	In Millions	% Net Sales	In Millions	%
Energy Systems	$1,651.3	43.1%	$1,531.1	42.3%	$120.2	7.8%
Motive Power	1,431.0	37.5	1,484.1	41.0	(53.1)	(3.6)
Specialty	665.1	19.4	593.6	16.4	71.5	12.1
Other	4.0	—	8.8	0.3	(4.8)	(52.6)%
Total net sales	$3,751.4	100.0%	$3,617.6	100.0%	$133.8	3.7%

Net sales of our Energy Systems segment in fiscal 2026 increased $120.2 million, or 7.8%, compared to fiscal 2025. This increase was due to a 3% increase in organic volume, a 3% increase in pricing, and a 2% increase in foreign currency translation. This increase in sales was driven by a continuing robust demand from data center and industrial customers and stronger product mix in communications.

Net sales of our Motive Power segment in fiscal 2026 decreased by $53.1 million, or 3.6%, compared to fiscal 2025. This decrease was due to a 8% decrease in organic volume, offset by a 2% increase in foreign currency translation, and a 2% increase in pricing. This decrease is primarily a result of lower volumes in the Americas due to ongoing macro and geopolitical uncertainties impacting customer buying behaviors market-wide and lingering weakness in the EMEA automotive market.

Net sales of our Specialty segment in fiscal 2026 increased by $71.5 million, or 12.1%, compared to fiscal 2025. The increase was due to a 8% increase from acquisitions, and a 4% increase in pricing. This increase in sales was primarily driven by continued strength in Aerospace and Defense including impacts from the Bren-Tronics acquisition, partially offset by softer demand in OEM transportation customers.

Gross Profit

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Gross profit	$1,097.6	29.2%	$1,092.4	30.2%	$5.2	0.5%

Gross profit increased $5.2 million or 0.5% in fiscal 2026 compared to fiscal 2025. Gross profit, as a percentage of net sales decreased 100 basis points in fiscal 2026 compared to fiscal 2025. The decrease in the gross profit margin in fiscal 2026 compared to the prior year reflects greater IRC 45x benefits in fiscal 2025 as prior year included a change in estimate impacting prior amounts to IRC 45X tax credits.

Operating Items

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Operating expenses	$621.0	16.6%	$608.7	16.8%	$12.3	2.0%
Restructuring, exit and other charges	51.0	1.4	14.4	0.4	36.6	NM
Impairment of indefinite-lived intangibles	0.4	NM	—	—	0.4	NM
(Gain)Loss on assets held for sale	(1.2)	NM	4.6	0.2	(5.8)	NM

Operating Expenses

Operating expenses increased $12.3 million or 2.0% in fiscal 2026 from fiscal 2025 and decreased as a percentage of net sales by 20 basis points. The decrease as a percentage of sales was due to due to our cost saving and restructuring initiates offsetting additional accelerated stock compensation expense of $10.8 million.

Selling expenses, our main component of operating expenses, increased $2.2 million or 1.0% in fiscal 2026 compared to fiscal 2025. Selling expenses as a percentage of sales in the year decreased slightly as a result of our cost reduction initiatives.

Restructuring, exit and other charges

Exit Charges

Fiscal 2026 Programs

On March 25, 2026, EnerSys announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing lead acid batteries. Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing EnerSys’ commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, EnerSys plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, EnerSys estimates that there will be a reduction of approximately 474 employees upon completion. EnerSys expects to incur a pre-tax charge of approximately $37 million under this restructuring plan when completed, the majority of which is expected to be incurred by the second half of fiscal year 2027, of which $14 million is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded a $11.0 million in severance costs.

On March 25, 2026, EnerSys announced a plan to close its facility in Sao Paulo, Brazil. Management continually evaluates the Company's footprint and decided to exit this facility due to the challenging local economic environment. In connection with this closure, which is estimated to be substantially complete by the end of fiscal 2027, the Company estimates there will be a reduction of approximately 141 employees. EnerSys expects to incur a pre-tax charge of approximately $7.5 million under this restructuring plan, of which include cash charges of approximately $4.5 million, primarily related to severance and employee retention costs, and other cash and non-cash items.

During fiscal 2026, the Company recorded $3.0 million in cash charges relating to severance and contract termination costs and $1.8 million in non cash charges relating to ROU and fixed asset impairments.

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded motive power batteries. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13.7 million under this restructuring plan when completed, the majority of which was recorded by the end of the 2026 fiscal year, of which $1.5 million is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12.2 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded a cash charges totaling $5.2 million primarily relating to severance costs and unusual manufacturing variances of $2.3 million.

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include the OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The plan was completed as the end of fiscal 2025.

During fiscal 2024, the Company recorded non-cash charges totaling $0.6 million primarily related to fixed assets and cash charges of $0.7 million related to severance costs. The Company also recorded a non-cash write offs relating to inventories of $17.1 million, which was reported in cost of goods sold, and impairment of indefinite-lived intangible asset of $6.0 million.

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

During fiscal 2023, the Company recorded cash charges of $1.7 million related primarily related to severance costs and non-cash charges totaling $0.4 million primarily relating to contract assets.

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

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. These actions resulted in the reduction of approximately 165 employees. The plan was completed as of the end of fiscal 2026.

During fiscal 2023, the Company recorded cash charges relating to severance and manufacturing variances of $2.7 million and non-cash charges of $7.3 million relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.6 million, which was reported in cost of goods sold.

During fiscal 2024, the Company recorded cash charges relating to site cleanup and decommissioning equipment of $4.4million.

During fiscal 2025, the Company recorded $0.5 million cash charges relating to site cleanup.

During fiscal 2026, the Company recorded a $1.1 million gain of the sale of the building.

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to substantially close all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future. These actions resulted in the reduction of approximately 200 employees. This program is considered substantially complete as of the end of fiscal 2026.

During fiscal 2021, the Company recorded cash charges relating to severance of $23.3 million and non-cash charges of $7.9 million primarily relating to fixed asset write-offs.

During fiscal 2022, the Company recorded cash charges primarily relating to severance of $8.1 million and non-cash charges of $3.5 million primarily relating to fixed asset write-offs. The Company also recorded a non-cash write off relating to inventories of $1.0 million, which was reported in cost of goods sold.

During fiscal 2023, the Company recorded cash charges of $2.2 million relating to primarily to site cleanup and $0.6 million of non-cash charges relating to accelerated depreciation of fixed assets.

During fiscal 2024, the Company recorded cash charges of $2.1 million relating primarily to site cleanup and $0.5 million of non-cash charges relating to accelerated depreciation of fixed assets.

During fiscal 2025, the Company recorded cash charges of $3.6 million relating primarily to site cleanup and $0.6 million of non-cash charges relating to accelerated depreciation of fixed assets.

During fiscal 2026, the Company recorded cash charges of $2.4 million relating primarily to site cleanup and $0.1 million of non-cash charges relating to accelerated depreciation of fixed assets. Additionally, the Company recorded a gain on assets held for sale previously impaired of $1.2 million.

Impairment of indefinite-lived intangibles

During fiscal 2026 there were $0.4 million of charges related to impairment of indefinite-lived trademarks.

Operating Earnings

Operating earnings by segment were as follows:

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales(1)	In Millions	As % Net Sales(1)	In Millions	%
Energy Systems	$145.5	8.8%	$103.2	6.7%	$42.3	40.9%
Motive Power	199.8	14.0	232.8	15.7	(33.0)	(14.2)
Specialty	62.1	9.3	37.0	6.2	25.1	67.8
Corporate and other (2)	132.8	3.5	155.1	4.3	(22.3)	(14.3)
Subtotal	540.2	14.4	528.1	14.6	12.1	2.3
Inventory adjustment relating to exit activities - Energy Systems	—	—	(0.3)	NM	0.3	NM
Inventory adjustment relating to exit activities - Motive Power	(2.3)	(0.2)	—	—	(2.3)	NM
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions - Specialty	—	—	(3.3)	(0.6)	3.3	NM
Accelerated stock compensation expense - Energy Systems	(5.6)	(0.3)	—	—	(5.6)	NM
Accelerated stock compensation expense - Motive Power	(3.4)	(0.2)	—	—	(3.4)	NM
Accelerated stock compensation expense - Specialty	(1.8)	(0.3)	—	—	(1.8)	NM
Restructuring and other exit charges - Energy Systems	(23.4)	(0.4)	(6.0)	(0.4)	(17.4)	NM
Restructuring and other exit charges - Motive Power	(24.0)	(0.4)	(5.7)	(0.4)	(18.3)	NM
Restructuring and other exit charges - Specialty	(3.5)	(0.5)	(2.7)	(0.5)	(0.8)	(29.6)
Restructuring and other exit charges - Corporate Other	(0.1)	NM	—	—	(0.1)	NM
(Gain)Loss on assets held for sale - Motive Power	1.2	0.1	(4.6)	(0.3)	5.8	NM
Total Amortization - Energy Systems	(23.5)	(1.5)	(23.6)	(1.5)	0.1	0.1
Total Amortization - Motive Power	(0.4)	NM	(0.7)	NM	0.3	42.9
Total Amortization - Specialty	(9.6)	(1.4)	(7.5)	(1.3)	(2.1)	(28.0)
Impairment of indefinite-lived intangibles - Energy Systems	(0.4)	NM	—	—	(0.4)	NM
Other - Energy Systems	(7.3)	(0.4)	(0.6)	NM	(6.7)	NM
Other - Motive Power	(3.9)	(0.3)	(1.7)	(0.1)	(2.2)	NM
Other - Specialty	(5.8)	(0.9)	(6.7)	(1.1)	0.9	7.5
Total operating earnings	$426.4	11.4%	$464.7	12.8%	$(38.3)	(8.2)%
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

Operating earnings decreased $38.3 million or 8.2% in fiscal 2026, compared to fiscal 2025. Operating earnings, as a percentage of net sales, decreased 140 basis points in fiscal 2026, compared to fiscal 2025.

The Energy Systems operating earnings percentage of net sales increased 210 basis points in fiscal 2026 compared to fiscal 2025. This increase was driven by improved price/mix. We also continue to benefit from lower operating costs from tight cost controls and restructuring initiatives.

The Motive Power operating earnings as a percentage of net sales decreased 170 basis points in fiscal 2026 compared to fiscal 2025. This decrease was driven by higher freight and tariff costs and lost leverage on lower volumes partially offset by higher pricing and our cost reduction initiatives.

Specialty operating earnings percentage of net sales increased 310 basis points in fiscal 2026 compared to fiscal 2025. This increase was primarily a result of continued benefit of the Bren-Tronics acquisition and favorable price/mix.
Interest Expense

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Interest expense	$50.5	1.4%	$51.2	1.4%	$(0.7)	(1.2)%

Interest expense of $50.5 million in fiscal 2026 (net of interest income of $9.3 million) was $0.7 million lower than the $51.2 million in fiscal 2025 (net of interest income of $3.1 million).

Our average debt outstanding was $1,212.6 million in fiscal 2026, compared to our average debt outstanding of $1,129.8 million in fiscal 2025. Our average cash interest rate incurred in fiscal 2026 and fiscal 2025 was 4.8% and 4.3%, respectively. The decrease in interest expense in fiscal 2026 compared to fiscal 2025 is due to lower interest rates on long-term debt.

In fiscal 2026 the Company capitalized $3.5 million in debt issuance costs in connection with the Sixth Amendment of the 2017 Credit Facility and wrote off $0.3 million in deferred financing costs related to the Second and Third Amended Term Loans. In fiscal 2024 and 2025, we capitalized $4.4 million in debt issuance costs in connection with the 2032 Senior Notes and wrote off $0.8 million in issuance costs relating to our Second and Third Amended Term Loans. Included in interest expense were non-cash charges related to amortization of deferred financing fees of $1.9 million and $1.9 million in fiscal 2026 and fiscal 2025, respectively.

Other (Income) Expense, Net

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Other (income) expense, net	$28.5	0.8%	$7.0	0.2%	$21.5	NM
  NM = not meaningful

Other (income) expense, net was expense of $28.5 million in fiscal 2026 compared to expense of $7.0 million in fiscal 2025. Foreign currency impact resulted in a loss of $7.4 million in fiscal 2026 compared to a foreign currency gain of $3.3 million in fiscal 2025. Cost of funds associated with our asset securitization totaled $9.2 million in fiscal 2026 compared to $8.7 million in fiscal 2025. We incurred additional pension related expenses relating to the settlement of the UK plan totalling $9.7 million in fiscal 2026 compared to a gain of $1.5 million relating to the settlement of the U.S. plans in fiscal 2025.

Earnings Before Income Taxes

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Earnings before income taxes	$347.4	9.3%	$406.5	11.2%	$(59.1)	(14.6)%

As a result of the factors discussed above, fiscal 2026 earnings before income taxes were $347.4 million, a decrease of $59.1 million or 14.6% compared to fiscal 2025.

Income Tax Expense

	Fiscal 2026		Fiscal 2025		Increase (Decrease)
	In Millions	As % Net Sales	In Millions	As % Net Sales	In Millions	%
Income tax expense	$53.8	1.4%	$42.8	1.2%	$11.0	25.7%
Effective tax rate	15.5%		10.5%		5.0%

The Organization for Economic Co-operation and Development (OECD) has adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023.

On January 5, 2026, the OECD issued the Side-by-Side package (the “SbS Package”), which provides administrative guidance that modifies the application of the Pillar Two rules. The SbS Package includes simplifications and additional safe harbors intended to facilitate coordination between domestic and international tax regimes and the Pillar Two framework. If adopted by relevant jurisdictions, certain provisions of the SbS Package could result in U.S.-parented groups being exempt from the application of two of the three Pillar Two top-up taxes.

The SbS Package is expected to be available for fiscal years beginning on or after January 1, 2026. The safe harbors are not self-executing and generally would require enactment through domestic legislation (and related interpretive guidance) by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential guidance related to the European Union (“EU”) Minimum Tax Directive. The Company continues to monitor developments and assess the potential impact of the SbS Package on its results of operations. In addition, the SbS Package extends the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor by one year, through the end of fiscal year 2027. The Company continues to refine the effective tax rate and cash tax impact for Pillar 2 considering legislative changes in multiple countries.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The law included permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and changes to the tax treatment for certain business provisions and energy credits.

The impact of the enacted legislation is included in our effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the ruling was included in our fiscal 2025 results.

In fiscal 2025 the Company entered into a cost sharing arrangement and platform contribution transaction (“IP Transaction”) related to certain intellectual property between the EnerSys U.S. and a Swiss subsidiary. Although the transaction between consolidated entities did not result in any gain in the consolidated statement of operations, the Company recorded a net tax expense of approximately $2,500 in fiscal 2025 and $5,897 in fiscal 2026. The net expense represents the tax recognized by the selling jurisdiction offset by the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

The effective income tax rates for the fiscal years ended March 31, 2026, and 2025 were 15.5%, and 10.5%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate increase in fiscal 2026 compared to fiscal 2025 is primarily due to the impact of changes in valuation allowances, IP Transaction, the impact of Varian in fiscal 2025, and mix of earnings among tax jurisdictions. The rate increase in fiscal 2025 compared to fiscal 2024 is primarily due to the impact of Pillar 2, IP Transaction, and mix of earnings among tax jurisdictions offset by the impact of Varian.

In fiscal 2026, the foreign effective income tax rate on foreign pre-tax income of $150.7 was 24.2%. In fiscal 2025, the foreign effective income tax rate on foreign pre-tax income of $205.2 was 0.1% and in fiscal 2024, the foreign effective income tax rate on foreign pre-tax income of $193.0 was 13.8%. The rate increase in fiscal 2026 compared to fiscal 2025 is primarily due to the impact of changes in valuation allowances, IP Transaction, and changes in mix of earnings among tax jurisdictions. The rate decrease in fiscal 2025 compared to fiscal 2024 is primarily due to the IP Transaction offset by changes in mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2026, and 2025 and was taxed at approximately 16% and 13% respectively.The rate increase in fiscal 2026 compared to fiscal 2025 is primarily related to the IP Transaction.

A portion of the Company’s undistributed earnings of foreign subsidiaries is not considered indefinitely reinvested and, accordingly, the Company recorded additional income taxes in prior years. The Company intends to continue to indefinitely reinvest the remaining undistributed foreign earnings and outside basis differences. While substantially all of the Company’s undistributed earnings of foreign subsidiaries have been taxed in the United States, distributions may be subject to foreign withholding taxes and additional U.S. income taxes (net of applicable foreign tax credits). The determination of the deferred tax liability related to unremitted earnings and outside basis differences for which the Company asserts indefinite reinvestment is not practicable.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Cash and cash equivalents at March 31, 2026, 2025 and 2024, were $438.7 million, $343.1 million and $333.3 million, respectively.

Cash provided by operating activities for fiscal 2026 was $547.6 million. Cash provided by operating activities for 2025 was $260.3 million and cash provided by operating activities in 2024 was $457.0 million.

During fiscal 2026, accounts receivable decreased or provided cash of $104.7 million due to improved collections and impacts of our Amended Receivables Purchase Agreement. Accounts payable decreased or used cash of $52.6 million, Inventory decreased or provided cash of $25.9 million. Net earnings were $293.6 million with adjustments of depreciation and amortization for $113.6 million, provision for deferred taxes for $14.4 million, and stock-based compensation for $37.6 million. Prepaid and other current assets increased by $65.2 million, primarily from an increases of $30.3 million of prepaid taxes, $21.7 million of contract assets, $13.2 million in other prepaid expenses, such as insurance and other advances. Accrued expenses provided funds of $55.0 million primarily from increases of $19.4 million for deferred income, $2.3 in miscellaneous accruals, payroll related accruals of $10.0 million, freight accruals of $8.1 million, accrued warranty of $7.7 million, accrued restructuring of $4.8 million and contract liabilities of $3.9 million, partially offset by a decrease of $1.4 million for income tax payable.

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

Cash used in investing activities for fiscal 2026, 2025 and 2024 was $87.9 million, $336.4 million and $92.5 million, respectively.

During fiscal 2026 we had $12.7 million related to the acquisition of Rebel. During fiscal 2025 we had $206.4 million related to the acquisition of Bren-Tronics. In fiscal 2024 we had $8.3 million related to the acquisition of Industrial Battery and Charger Services Limited (IBCS).

Capital expenditures were $80.1 million, $121.0 million and $86.4 million in fiscal 2026, 2025 and 2024, respectively. In fiscal 2026, we received $4.9 million in proceeds from disposal of property, plant, and equipment. In fiscal 2025, we received $1.9 million in proceeds from disposal of property, plant, and equipment, and a cash outflow of $10.9 million related to investments in equity securities. In fiscal 2024, we received $2.2 in proceeds from the disposal of property, plant, and equipment.

Financing activities used cash of $380.7 in Fiscal 2026. We borrowed $619.6 million under the Revolver and repaid $412.0 million of the Revolver. We repaid $210.0 million of term loans associated with our Sixth Amended Credit Facility. Net repayments on short-term debt were $0.2 million. Payment of cash dividends to our stockholders were $38.1 million, treasury stock open market purchases were $370.7 million, and payment of taxes related to net share settlement of equity awards were $8.8 million. We received proceeds from stock options of $42.0 million, and payments for financing costs for debt modification were $3.5 million.

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

Currency translation had a positive impact of $16.5 million on our cash balance in the twelve months of fiscal 2026 compared to the negative impact of $4.4 million in the twelve months of fiscal 2025. In the twelve months of fiscal 2026, principal currencies in which we do business such as the Swiss Franc, Polish zloty, Euro, and British pound generally strengthened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $95.6 million from $343.1 million at March 31, 2025 to $438.7 million at March 31, 2026.

In addition to cash flows from operating activities, we had available committed and uncommitted credit lines of approximately $565.0 million at March 31, 2026 to cover short-term liquidity requirements. Our Sixth Amended Credit Facility is committed through September 30, 2030, as long as we continue to comply with the covenants and conditions of the credit facility agreement.

Compliance with Debt Covenants

Obligations under the Sixth Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Sixth Amended Credit Facility and up to 0.65 of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during any of the periods covered by this report.

Contractual Obligations and Commercial Commitments

At March 31, 2026, we had certain cash obligations, which are due as follows:

	Total	Less than 1 year	2 to 3 years	4 to 5 years	After 5 years
	(in millions)
Debt obligations	$1,088.0	$—	$300.0	$488.0	$300.0
Short-term debt	29.2	29.2	—	—	—
Interest on debt (1)	284.5	59.2	89.4	89.9	46.0
Operating leases	91.1	28.9	41.1	14.4	6.7
Pension benefit payments and profit sharing	23.5	1.6	3.9	4.8	13.2
Purchase commitments	12.8	12.8	—	—	—
Total	$1,529.1	$131.7	$434.4	$597.1	$365.9
(1) Interest payments for variable rate debt was calculated using the current applicable rate.

Due to the uncertainty of future cash outflows, uncertain tax positions have been excluded from the above table.

Under our Sixth Amended Credit Facility and other credit arrangements, we had outstanding standby letters of credit of $5.9 million as of March 31, 2026.

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

The total net debt, as defined under the Sixth Amended Credit Facility is $684.1 million for fiscal 2026 and is 1.1 times adjusted EBITDA (non-GAAP), compared to total net debt of $781.1 million and 1.3 times adjusted EBITDA (non-GAAP) for fiscal 2025.

The following table provides a reconciliation of net earnings to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP) for March 31, 2026 and 2025, in connection with the Sixth Amended Credit Facility:

	Fiscal 2026	Fiscal 2025
	(in millions, except ratios)
Net earnings as reported	$293.6	$363.7
Add back:
Depreciation and amortization	113.6	100.9
Interest expense	50.5	51.1
Income tax expense	53.8	42.8
EBITDA (non GAAP)(1)	$511.5	$558.5
Adjustments per credit agreement definitions(2)	91.9	56.2
Adjusted EBITDA (non-GAAP) per credit agreement(1)	$603.4	$614.7
Total net debt(3)	$684.1	$781.1
Leverage ratios(4):
Total net debt/adjusted EBITDA ratio	1.1 X	1.3X
Maximum ratio permitted	4.00 X	4.00 X
Consolidated interest coverage ratio(5)	12.5 X	12.5X
Minimum ratio required	3.0 X	3.0 X

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
(2)The $91.9 million adjustment to EBITDA in fiscal 2026 primarily related to $37.6 million of non-cash stock compensation and $53.2 million of restructuring and other exit charges. The $56.2 million adjustment to EBITDA in fiscal 2025 primarily related to $27.8 million of non-cash stock compensation, $22.0 million of restructuring and other exit charges, impairment of indefinite-lived intangibles and write-down of other current assets of $5.5 million.
(3)Debt includes finance lease obligations and letters of credit and is net of all U.S. cash and cash equivalents and foreign cash and investments, as defined in the Fourth Amended Credit Facility. In fiscal 2026, the amounts deducted in the calculation of net debt were U.S. cash and cash equivalents and foreign cash investments of $438.7 million, and in fiscal 2025, were $343.1 million.
(4)These ratios are included to show compliance with the leverage ratios set forth in our credit facilities. We show both our current ratios and the maximum ratio permitted or minimum ratio required under our Fourth Amended Credit Facility, for fiscal 2026 and fiscal 2025, respectively.
(5)As defined in the Second Amended Credit Facility, interest expense used in the consolidated interest coverage ratio excludes non-cash interest of $2.2 million and $1.9 million for fiscal 2026 and fiscal 2025, respectively.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at March 31, 2026 are $73.8 million (pre-tax). Those contracts that result in an asset position at March 31, 2026 are $1.4 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

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

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short term borrowings in the U.S. and our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. Management considers the interest rate swaps to be highly effective against changes in the cash flows from our underlying variable rate debt based on the criteria in the FASB guidance. Cash flows related to the interest rate swap agreements are included in interest expense over the terms of the agreements. At March 31, 2026 such agreements effectively convert $200 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $3.2 million on the variable rate portions of our debt.

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

Date	$’s Under Contract	# Pounds Purchased	Average Cost/Pound	Approximate % of Lead Requirements (1)
	(in millions)	(in millions)
March 31, 2026	$74.9	82.7	$0.91	19%
March 31, 2025	$63.8	70.0	$0.91	8%
March 31, 2024	$50.0	53.0	$0.94	8%
(1)Based on the fiscal year lead requirements for the periods then ended.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $65 million for the fiscal year ended March 31, 2026.

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

At March 31, 2026 and 2025, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $69.2 million and $75.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Contents

EnerSys

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnerSys (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Indefinite-Lived Intangible Assets
Description of the Matter	As reflected in the Company’s consolidated financial statements, the Company’s indefinite-lived intangible assets were $128.0 million as of March 31, 2026. As discussed in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment at least annually, using both the qualitative and quantitative assessments.

Auditing management’s annual indefinite-lived intangible asset impairment test was complex and involved a high degree of subjectivity due to the significant estimation required in determining the fair value of the indefinite-lived intangible asset evaluated using the quantitative assessment. The fair value estimate related to this indefinite-lived intangible asset was sensitive to significant assumptions such as discount rate, forecasted revenue growth rates, and royalty rate, which are forward-looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the Company’s indefinite-lived intangible asset, we performed audit procedures that included, among other procedures, assessing the fair value methodology and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management to current industry, market and economic trends, to historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the indefinite-lived intangible asset that would result from changes in the assumptions. We also involved internal valuation specialists to assist in our evaluation of the significant assumptions and methodology used by the Company.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1998.

Philadelphia, Pennsylvania
May 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of EnerSys

Opinion on Internal Control Over Financial Reporting

We have audited EnerSys’ internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EnerSys (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2026 consolidated financial statements of the Company and our report dated May 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
May 20, 2026

EnerSys
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$438,675	$343,131
Accounts receivable, net of allowance for doubtful accounts (2026–$8,583; 2025–$8,675)	506,072	597,942
Inventories, net	724,690	739,994
Prepaid and other current assets	472,373	408,747
Total current assets	2,141,810	2,089,814
Property, plant, and equipment, net	593,002	592,433
Goodwill	752,424	721,073
Other intangible assets, net	342,898	375,430
Deferred taxes	69,008	74,793
Other assets	104,182	117,705
Total assets	$4,003,324	$3,971,248
Liabilities and Equity
Current liabilities:
Short-term debt	$29,201	$28,502
Current portion of finance leases	998	265
Accounts payable	354,190	405,694
Accrued expenses	419,649	340,607
Total current liabilities	804,038	775,068
Long-term debt, net of unamortized debt issuance costs	1,079,782	1,083,541
Finance leases	2,350	592
Deferred taxes	13,909	17,641
Other liabilities	194,373	174,918
Total liabilities	2,094,452	2,051,760
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2026 and at March 31, 2025	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 57,551,440 shares issued and 36,462,211 shares outstanding at March 31, 2026; 56,839,590 shares issued and 39,192,061 shares outstanding at March 31, 2025	576	568
Additional paid-in capital	734,922	662,725
Treasury stock at cost, 21,089,229 shares held as of March 31, 2026 and 17,647,529 shares held as of March 31, 2025	(1,361,585)	(988,936)
Retained earnings	2,743,635	2,489,200
Accumulated other comprehensive loss	(212,264)	(247,479)
Total EnerSys stockholders’ equity	1,905,284	1,916,078
Nonredeemable noncontrolling interests	3,588	3,410
Total equity	1,908,872	1,919,488
Total liabilities and equity	$4,003,324	$3,971,248

See accompanying notes.

EnerSys
Consolidated Statements of Income
(In Thousands, Except Share and Per Share Data)

	Fiscal year ended March 31,
	2026	2025	2024
Sales from products	$3,380,458	$3,256,796	$3,161,862
Sales from services	370,918	360,783	420,009
Net sales	3,751,376	3,617,579	3,581,871
Cost of goods sold	2,345,865	2,223,939	2,248,859
Cost of services	305,681	297,627	329,948
Inventory adjustment relating to exit activities and step up to fair value relating to recent acquisitions	2,268	3,609	20,173
Gross profit	1,097,562	1,092,404	982,891
Operating expenses	620,950	608,656	589,599
Restructuring and other exit charges	50,937	14,428	28,103
Impairment of indefinite-lived intangibles	402	—	13,619
(Gain) loss on assets held for sale	(1,187)	4,634	—
Operating earnings	426,460	464,686	351,570
Interest expense	50,501	51,116	49,954
Other expense (income), net	28,553	6,993	9,431
Earnings before income taxes	347,406	406,577	292,185
Income tax expense	53,849	42,842	23,089
Net earnings attributable to EnerSys stockholders	$293,557	$363,735	$269,096
Net earnings per common share attributable to EnerSys stockholders:
Basic	$7.84	$9.15	$6.62
Diluted	$7.70	$8.99	$6.50
Dividends per common share	$1.03	$0.95	$0.85
Weighted-average number of common shares outstanding:
Basic	37,439,727	39,760,829	40,669,392
Diluted	38,144,210	40,438,579	41,371,439

See accompanying notes.

EnerSys
Consolidated Statements of Comprehensive Income
(In Thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Net earnings	$293,557	$363,735	$269,096
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments, net of tax	(4,293)	(1,024)	(656)
Pension funded status adjustment, net of tax	7,738	(576)	(5,375)
Foreign currency translation adjustment	31,948	(41,045)	(15,521)
Total other comprehensive (loss) gain, net of tax	35,393	(42,645)	(21,552)
Total comprehensive income	328,950	321,090	247,544
Comprehensive gain (loss) attributable to noncontrolling interests	178	(17)	(175)
Comprehensive income attributable to EnerSys stockholders	$328,772	$321,107	$247,719

See accompanying notes.

EnerSys
Consolidated Statements of Changes in Equity

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Contra-Equity	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2023	$—	$560	$596,464	$(740,956)	$1,930,148	$(183,474)	$(2,463)	$1,600,279	$3,602	$1,603,881
Stock-based compensation	—	—	30,607	—	—	—	—	30,607	—	30,607
Exercise of stock options	—	4	10,782	—	—	—	—	10,786	—	10,786
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(9,166)	—	—	—	—	(9,166)	—	(9,166)
Purchase of common stock	—	—	—	(95,690)	—	—	—	(95,690)	—	(95,690)
Contra equity - adjustment to indemnification receivable for acquisition related tax liability	—	—	—	—	—	—	2,463	2,463	—	2,463
Other	—	—	309	819	—	—	—	1,128	—	1,128
Net earnings	—	—	—	—	269,096	—	—	269,096	—	269,096
Dividends ($0.85 per common share)	—	—	883	—	(35,364)	—	—	(34,481)	—	(34,481)
Other comprehensive income:
Pension funded status adjustment (net of tax benefit of $1,787)	—	—	—	—	—	(5,375)	—	(5,375)	—	(5,375)
Net unrealized gain (loss) on derivative instruments (net of tax benefit of $197)	—	—	—	—	—	(656)	—	(656)	—	(656)
Foreign currency translation adjustment	—	—	—	—	—	(15,346)	—	(15,346)	(175)	(15,521)
Balance at March 31, 2024	$—	$564	$629,879	$(835,827)	$2,163,880	$(204,851)	$—	$1,753,645	$3,427	$1,757,072
Stock-based compensation	—	—	27,825	—	—	—	—	27,825	—	27,825
Exercise of stock options	—	4	9,453	—	—	—	—	9,457	—	9,457
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(7,985)	—	—	—	—	(7,985)	—	(7,985)
Shares released under deferred compensation for directors	—	—	2,404	—	—	—	—	2,404	—	2,404
Purchase of common stock	—	—	—	(153,961)	—	—	—	(153,961)	—	(153,961)
Other	—	—	200	852	—	—	—	1,052	—	1,052
Net Earnings	—	—	—	—	363,735	—	—	363,735	—	363,735
Dividends ($0.95 per common share)	—	—	949	—	(38,415)	—	—	(37,466)	—	(37,466)
Other comprehensive income:
Pension funded status adjustment (net of tax of $233)	—	—	—	—	—	(576)	—	(576)	—	(576)
Net unrealized gain (loss) on derivative instruments (net of tax of $311)	—	—	—	—	—	(1,024)	—	(1,024)	—	(1,024)
Foreign currency translation adjustment	—	—	—	—	—	(41,028)	—	(41,028)	(17)	(41,045)
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$—	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	37,594	—	—	—	—	37,594	—	37,594
Exercise of stock options	—	8	41,969	—	—	—	—	41,977	—	41,977
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(8,842)	—	—	—	—	(8,842)	—	(8,842)
Shares released under deferred compensation for directors	—	—	69	—	—	—	—	69	—	69
Purchase of common stock	—	—	—	(373,523)	—	—	—	(373,523)	—	(373,523)
Other	—	—	427	874	—	—	—	1,301	—	1,301
Net Earnings	—	—	—	—	293,557	—	—	293,557	—	293,557
Dividends ($1.03 per common share)	—	—	980	—	(39,122)	—	—	(38,142)	—	(38,142)
Other comprehensive income:
Pension funded status adjustment (net of tax of $1,902)	—	—	—	—	—	7,738	—	7,738	—	7,738
Net unrealized gain (loss) on derivative instruments (net of tax of $1,285)	—	—	—	—	—	(4,293)	—	(4,293)	—	(4,293)
Foreign currency translation adjustment	—	—	—	—	—	31,770	—	31,770	178	31,948
Balance at March 31, 2026	$—	$576	$734,922	$(1,361,585)	$2,743,635	$(212,264)	$—	$1,905,284	$3,588	$1,908,872
See accompanying notes.

EnerSys
Consolidated Statements of Cash Flows
(In Thousands)

	Fiscal year ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net earnings	$293,557	$363,735	$269,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	113,558	100,876	92,021
Write-off of assets relating to restructuring and other exit charges	5,535	1,973	24,229
(Gain) loss on assets held for sale	(1,187)	4,634	—
Impairment or disposal of intangible assets	402	880	13,619
Derivatives not designated in hedging relationships:
Net losses (gains)	409	(3,136)	846
Cash proceeds (settlements)	673	826	(255)
Provision for doubtful accounts	1,441	3,239	1,873
Deferred income taxes	14,411	(31,925)	(29,344)
Non-cash interest expense	2,180	1,927	2,450
Stock-based compensation	37,594	27,825	30,607
Gain on disposal of property, plant, and equipment	644	791	908
Losses (gain) on pension settlement	9,711	(1,548)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	104,705	(81,795)	108,631
Inventories	25,888	1,343	75,633
Prepaid and other current assets	(65,244)	(220,003)	(112,701)
Other assets	726	(334)	6,027
Accounts payable	(52,627)	36,569	(15,131)
Accrued expenses	54,961	54,388	(8,254)
Other liabilities	259	32	(3,226)
Net cash provided by (used in) operating activities	547,596	260,298	457,029

Cash flows from investing activities
Capital expenditures	(80,074)	(121,038)	(86,437)
Purchase of businesses	(12,667)	(206,374)	(8,270)
Proceeds from disposal of property, plant, and equipment	4,859	1,870	2,228
Investment in Equity Securities	—	(10,852)	—
Net cash used in investing activities	(87,882)	(336,394)	(92,479)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	(192)	(259)	(231)
Proceeds from Revolver borrowings	619,563	650,000	182,500
Repayments of Revolver borrowings	(412,000)	(370,000)	(427,500)
Proceeds from 2032 Bonds	—	—	300,000
Repayments of Term Loans	(210,000)	—	(293,889)
Debt issuance costs	(3,502)	—	(4,061)
Finance lease obligations and other	(71)	483	1,169
Option proceeds, net	41,977	9,458	10,786
Payment of taxes related to net share settlement of equity awards	(8,842)	(7,985)	(9,166)
Purchase of treasury stock	(370,685)	(153,961)	(95,688)
Dividends paid to stockholders	(38,142)	(37,466)	(34,480)
Other	1,191	—	—
Net cash (used in) provided by financing activities	(380,703)	90,270	(370,560)
Effect of exchange rate changes on cash and cash equivalents	16,533	(4,367)	(7,331)
Net increase (decrease) in cash and cash equivalents	95,544	9,807	(13,341)
Cash and cash equivalents at beginning of year	343,131	333,324	346,665
Cash and cash equivalents at end of year	$438,675	$343,131	$333,324

See accompanying notes.

Notes to Consolidated Financial Statements
March 31, 2026
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

	Balance at Beginning of Period	Provision for Expected Credit Losses	Write-offs, net of Recoveries and Other	Balance at End of Period
Fiscal year ended March 31, 2024	$8,775	1,873	(2,541)	$8,107
Fiscal year ended March 31, 2025	8,107	3,239	(2,671)	8,675
Fiscal year ended March 31, 2026	8,675	1,441	(1,533)	8,583

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

The Company has elected to offset net derivative positions under master netting arrangements. The Company does not have any positions involving cash collateral (payables or receivables) under a master netting arrangement as of March 31, 2026 and 2025.

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
In fiscal 2026, 2025, and 2024, the AMPC impact resulted in a reduction of costs of goods sold and income tax payable of $158,593, $184,592, and $136,360, respectively.

In December 2024, the United States Treasury issued final regulations on section 45X of the Internal Revenue Code (IRC). The issuance of the final regulations and the resulting changes in the evaluation of qualifying products and resulted in a $25,037 change in the estimate to the beginning of the effective date of the IRA, January 1, 2023, through the end of Fiscal 2024.

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

Earnings Per Share

Basic earnings per common share (“EPS”) are computed by dividing net earnings attributable to EnerSys stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock utilizing the treasury stock method. At March 31, 2026, 2025 and 2024, the Company had outstanding stock options, restricted stock units, and market condition-based awards, which could potentially dilute basic earnings per share in the future.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board issued a final standard on improvements to income tax disclosures. The standard requires disclosure of specific categories within the effective tax rate reconciliation and details about significant reconciling items, subject to a quantitative threshold. The standard also requires information on income taxes paid disaggregated by federal, state and foreign based on a quantitative threshold. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended March 31, 2026, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 15 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Recently Issued Accounting Standards not yet adopted

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

Examples of significant estimates include the allowance for credit losses, the recoverability of property, plant and equipment, the recoverability of intangible assets and other long-lived assets, fair value measurements, including those related to financial instruments, fair value of goodwill and intangible assets, valuation allowances on tax assets, production tax credits under the Inflation Reduction Act, contingencies and the identification and valuation of assets acquired and liabilities assumed in connection with business combinations.

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

These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for fiscal 2026, 2025 and 2024 amounted to $160,128, $188,270 and $251,820, respectively.

On March 31, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $212,695, of which, the Company estimates that approximately $112,110 will be recognized as revenue in fiscal 2027, $65,445 in fiscal 2028, $23,281 in fiscal 2029, $11,668 in fiscal 2030, and $191 in fiscal 2031 and beyond.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of March 31, 2026, the current and non-current portion of contract liabilities were $48,080 and $1,830, respectively. As of March 31, 2025, the current and non-current portion of contract liabilities were $28,820 and $488, respectively. Revenues recognized during fiscal 2026 and fiscal 2025, that were included in the contract liability at the beginning of the year, amounted to $8,086 and $11,967, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $93,798 and $71,774 as of March 31, 2026 and March 31, 2025, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At March 31, 2026, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and refund liability representing amounts estimated to be refunded to customers was $6,997.

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

The following table presents lease assets and liabilities and their balance sheet classification:

	Classification	As of March 31, 2026	As of March 31, 2025
Operating Leases:
Right-of-use assets	Other assets	$70,655	$83,635
Operating lease current liabilities	Accrued expenses	24,976	22,357
Operating lease non-current liabilities	Other liabilities	52,377	67,033
Finance Leases:
Right-of-use assets	Property, plant, and equipment, net	$3,346	$915
Finance lease current liabilities	Current portion of finance leases	998	265
Finance lease non-current liabilities	Finance leases	2,350	592
The components of lease expense for the fiscal years ended March 31, 2026 and March 31, 2025 were as follows:

	Classification	March 31, 2026	March 31, 2025
Operating Leases:
Operating lease cost	Operating expenses	$29,232	$27,040
Variable lease cost	Operating expenses	6,905	6,338
Short term lease cost	Operating expenses	15,733	16,573
Finance Leases:
Depreciation	Operating expenses	$911	$282
Interest expense	Interest expense	158	66
Total		$52,939	$50,299

The following table presents the weighted average lease term and discount rates for leases as of March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
Operating Leases:
Weighted average remaining lease term (years)	4.4 years	5.1 years
Weighted average discount rate	5.66%	6.06%
Finance Leases:
Weighted average remaining lease term (years)	3.6 years	3.2 years
Weighted average discount rate	5.29%	7.07%

The following table presents future payments due under leases reconciled to lease liabilities as of March 31, 2026:

	Finance Leases	Operating Leases
Year ended March 31,
2027	$1,141	$28,942
2028	1,052	24,058
2029	754	17,047
2030	483	9,222
2031	215	5,156
Thereafter	—	6,727
Total undiscounted lease payments	3,645	91,152
Present value discount	296	13,798
Lease liability	$3,349	$77,354

The following table presents supplemental disclosures of cash flow information related to leases for the fiscal years ended March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$156	$64
Operating cash flows from operating leases	29,915	26,022
Financing cash flows from finance leases	878	268
Supplemental non-cash information on lease liabilities arising from right-of-use assets:
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,338	$302
Right-of-use assets obtained in exchange for new operating lease liabilities	13,651	28,184

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

5. Accounts Receivable

	March 31,
	2026	2025
Accounts receivable	$514,655	$606,617
Allowance for doubtful accounts	8,583	8,675
Accounts receivable, net	$506,072	$597,942

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

During fiscal 2026, the Company sold $1,021,537 of accounts receivables for approximately $1,021,537 in net proceeds to an unaffiliated financial institution, of which $921,537 were collected as of March 31, 2026. Total collateralized accounts receivables of approximately $418,400, were held by EnerSys Finance at March 31, 2026.

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

6. Inventories

	March 31,
	2026	2025
Raw materials	$287,705	$296,365
Work-in-process	111,719	125,459
Finished goods	325,266	318,170
Total	$724,690	$739,994

7. Property, Plant, and Equipment

Property, plant, and equipment consist of:

	March 31,
	2026	2025
Land	$31,751	$32,419
Buildings and improvements	295,509	289,639
Machinery and equipment	1,121,542	994,003
Construction in progress	57,437	115,500
	1,506,239	1,431,561
Less accumulated depreciation	(913,237)	(839,128)
Total	$593,002	$592,433

Depreciation expense for the fiscal years ended March 31, 2026, 2025, and 2024 totaled $80,116, $69,071, and $64,028, respectively. Interest capitalized in connection with major capital expenditures amounted to $2,849, $4,544, and $1,268 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

8. Goodwill and Other Intangible Assets

Other Intangible Assets

Information regarding the Company’s other intangible assets are as follows:

	March 31,
	2026			2025
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Indefinite-lived intangible assets:
Trademarks	$128,986	$(953)	$128,033	$129,210	$(953)	$128,257
Finite-lived intangible assets:
Customer relationships	357,730	(191,394)	166,336	356,800	(168,932)	187,868
Non-compete	2,825	(2,825)	—	2,825	(2,825)	—
Technology	119,763	(74,966)	44,797	119,645	(65,160)	54,485
Trademarks	14,901	(11,169)	3,732	14,815	(9,995)	4,820
Licenses	1,196	(1,196)	—	1,196	(1,196)	—
Total	$625,401	$(282,503)	$342,898	$624,491	$(249,061)	$375,430

The Company’s amortization expense related to finite-lived intangible assets was $33,442, $31,805, and $27,993, for the years ended March 31, 2026, 2025 and 2024, respectively. The expected amortization expense based on the finite-lived intangible assets as of March 31, 2026, is $32,614 in fiscal 2027, $32,120 in fiscal 2028, $30,213 in fiscal 2029, $25,221 in fiscal 2030 and $23,675 in fiscal 2031.

Goodwill

The following table presents the changes in the carrying amount of goodwill by segment during fiscal 2025 and 2026:

	Energy Systems	Motive Power	Specialty	Total
Balance at March 31, 2024	$259,011	$326,718	$97,205	$682,934
Acquisitions	—	—	50,821	50,821
Foreign currency translation adjustment	(13,264)	328	254	(12,682)
Balance at March 31, 2025	$245,747	$327,046	$148,280	$721,073
Acquisitions	—	—	16,236	16,236
Foreign currency translation adjustment	9,975	3,972	1,168	15,115
Balance at March 31, 2026	$255,722	$331,018	$165,684	$752,424

Impairment of goodwill, finite and indefinite-lived intangibles

Goodwill is tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. The Company did not record any impairment relating to its goodwill during fiscal 2026, 2025, and 2024.

During fiscal year 2026, there were $402 non-cash charges related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. During the fiscal year 2024, the Company recorded non-cash charges of $13,619, related to impairment of indefinite-lived trademarks under the caption “Impairment of indefinite-lived intangibles” in the Consolidated Statements of Income. Management completed its evaluation of key inputs used to estimate the fair value of its indefinite-lived trademarks and determined that an impairment charge was appropriate.

The Company estimated tax-deductible goodwill to be approximately $108,580 and $122,904 as of March 31, 2026 and 2025, respectively.

9. Prepaid and Other Current Assets

Prepaid and other current assets consist of the following:

	March 31,
	2026	2025
Prepaid income taxes	$280,715	$246,816
Contract assets	93,798	71,774
Prepaid non-income taxes	19,801	21,357
Non-trade receivables	15,376	6,674
Other	62,683	62,126
Total	$472,373	$408,747

10. Accrued Expenses

Accrued expenses consist of the following:

	March 31,
	2026	2025
Payroll and benefits	$104,233	$90,956
Accrued selling expenses	44,162	48,098
Contract liabilities	48,080	28,821
Warranty	27,774	28,090
Operating lease liabilities	24,976	22,357
Income taxes payable	24,427	22,110
Freight	28,304	19,908
VAT and other non-income taxes	17,950	14,649
Net Investment Hedges	16,076	—
Interest	9,034	9,025
Other	74,633	56,593
Total	$419,649	$340,607

11. Debt

The following summarizes the Company’s long-term debt as of March 31, 2026 and March 31, 2025:

	2026		2025
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes	$600,000	$4,149	$600,000	$5,276
Amended Credit Facility	487,563	3,632	490,000	1,183
	$1,087,563	$7,781	$1,090,000	$6,459
Less: Unamortized issuance costs	7,781		6,459
Long-term debt, net of unamortized issuance costs	$1,079,782		$1,083,541

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

During the second quarter of fiscal 2022, the Company entered into a second amendment to the 2017 Credit Facility (as amended, the “Second Amended Credit Facility”). The Second Amended Credit Facility, scheduled to mature on September 30, 2026, consisted of a $130,000 senior secured term loan (the “Second Amended Term Loan”), a CAD 106,440 ($84,229) senior secured term loan and an $850,000 senior secured revolving credit facility (the “Second Amended Revolver”). The second amendment resulted in a decrease of the Amended Term Loan by $150,000 and an increase of the Amended Revolver by $150,000.

During the second quarter of fiscal 2023, the Company entered into a third amendment to the 2017 Credit Facility (as amended, the “Third Amended Credit Facility”). The Third Amended Credit Facility provided a new incremental delayed-draw senior secured term loan up to $300,000 (the “Third Amended Term Loan”), which was be available to draw at any time until March 15, 2023. Once drawn, the funds would have matured on September 30, 2026, the same as the Company's Second Amended Term loan and Second Amended Revolver. In connection with the agreement, the Company incurred $1,161 in third party administrative and legal fees recognized in interest expense and capitalized $1,096 in charges from existing lenders as a deferred asset. During the fourth quarter of fiscal 2023, the Company drew $300,000 in the form of the Third Amended Term Loan. Additionally, the Company derecognized the capitalized deferred asset and recognized the $1,096 as a deferred financing costs.

During the fourth quarter of fiscal 2023, the Company entered into a fourth amendment to the 2017 Credit Facility (as amended, the “Fourth Amended Credit Facility”). The Fourth Amended Credit Facility replaced the London Interbank Offered Rate

(“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) in the calculation of interest for both the Second Amended Revolver and the Second Amended Term Loan.

In the fourth quarter of fiscal year 2024, we received proceeds from the issuance of the 2032 Senior Notes and paid down $86,488 and $188,750 towards the Second and Third Amended Term loans and wrote off $753 in deferred finance costs.

In the first quarter of fiscal year 2025, the Company entered into a fifth amendment to the 2017 Credit Facility (as amended, the “Fifth Amended Credit Facility”). The Fifth Amended Credit Facility replaced the Canadian Dollar Offered Rate ("CODR”) with term CORRA in the calculation of interest for borrowings denominated in Canadian Dollars.

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

The Sixth Amended Credit Facility may be increased by an aggregate amount of $615,000 in revolving commitments and /or one or more new tranches of term loans, under certain conditions. The Third Amended Revolver bear interest, at the Company's option, at a rate per annum equal to either (i) the SOFR, CORRA, Euribor or SONIA Base rate as applicable according to credit extended, plus (i) between 1.250% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio) or (ii) the U.S. Dollar Base Rate plus between 0.25% and 1.25%, which equals, for any day a fluctuating rate per annum equal to the highest of (a) the Federal Funds Effective Rate plus 0.50%, (b) Bank of America “Prime Rate” and (c) Term SOFR plus 1%; provided that, if the Base Rate shall be less than zero, such rate shall be deemed zero)

Obligations under the Sixth Amended Credit Facility are secured by substantially all of the Company’s existing and future acquired assets, including substantially all of the capital stock of the Company’s United States subsidiaries that are guarantors under the Sixth Amended Credit Facility and up to 65% of the capital stock of certain of the Company’s foreign subsidiaries that are owned by the Company’s United States subsidiaries.

The Sixth Amended Credit Facility allows for up to two temporary increases in the maximum leverage ratio to 4.50x from 4.00x for a four quarter period following an acquisition larger than $250,000. Effective with the Sixth Amended Credit Facility, the leverage ratio remains at 4.00x.

As of March 31, 2026, the Company had $487,563 outstanding on the Third Amended Revolver.

Interest Rates on Long Term Debt

The weighted average interest rate on the long term debt at March 31, 2026 and March 31, 2025, was 4.9% and 4.5%, respectively.

Interest Paid

The Company paid in cash, $53,556, $48,806 and $48,080, net of interest received, for interest during the fiscal years ended March 31, 2026, 2025 and 2024, respectively.

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

Short-Term Debt

As of March 31, 2026 and 2025, the Company had $29,201 and $28,502, respectively, of short-term borrowings. The weighted-average interest rate on these borrowings was approximately 4.0% and 4.7%, respectively, for fiscal years ended March 31, 2026 and 2025.

Letters of Credit

As of March 31, 2026 and 2025, the Company had $5,856 and $5,584, respectively, of standby letters of credit.

Debt Issuance Costs

In fiscal 2026, the Company capitalized $3,462 in debt issuance costs in connection with the Sixth Amendment of the 2017 Credit Facility and wrote off $255 in deferred financing costs related to the Second and Third Amended Term Loans. In fiscal 2024 and 2025, the Company capitalized $4,412 in debt issuance costs in connection with the issuance of the Senior Notes. In fiscal 2024, the Company also wrote off $753 in deferred financing costs related to the Second and Third Amended Term Loans. Amortization expense, relating to debt issuance costs, included in interest expense was $1,925, $1,927, and $1,697 for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. Debt issuance costs, net of accumulated amortization, totaled $7,781 and $6,459 as of March 31, 2026 and 2025, respectively.

Available Lines of Credit

As of March 31, 2026 and 2025, the Company had available and undrawn, under all its lines of credit, $565,015 and $652,552, respectively, including $58,347 and $87,982, respectively, of uncommitted lines of credit as of March 31, 2026 and March 31, 2025.

12. Other Liabilities

Other liabilities consist of the following:

	March 31,
	2026	2025
Operating lease liabilities	$52,377	$67,033
Net investment hedges	53,914	33,002
Warranty	45,947	38,331
Pension	25,895	25,307
Liability for uncertain tax positions	2,790	3,335
Contract liabilities	1,830	2,801
Other	11,620	5,109
Total	$194,373	$174,918

13. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2026 and March 31, 2025 and the basis for that measurement:

	Total Fair Value Measurement March 31, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,521)	$—	$(3,521)	$—
Foreign currency forward contracts	1,173	—	1,173	—
Interest rate swaps	(68)	—	(68)	—
Net investment hedges	(69,990)	—	(69,990)	—
Total derivatives	$(72,406)	$—	$(72,406)	$—

	Total Fair Value Measurement March 31, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(225)	$—	$(225)	$—
Foreign currency forward contracts	1,629	—	1,629	—
Interest Rate Swaps	5		5
Net investment hedges	(33,002)	—	(33,002)	—
Total derivatives	$(31,593)	$—	$(31,593)	$—

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

The fair value of the Company's 2032 Notes and 2027 Notes, (collectively, the “Senior Notes”) represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 102% and 101% of face value on March 31, 2026 and March 31, 2025, respectively. The 2027 Notes were trading at approximately 99% and 96% of face value on March 31, 2026 and March 31, 2025, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at March 31, 2026 and 2025 were as follows:

	March 31, 2026		March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (1)	$600,000	$601,425	$600,000	$591,420
Derivatives (2)	72,406	72,406	31,593	31,593
(1)The fair value amount of the Senior Notes at March 31, 2026 and March 31, 2025 represent the trading value of the instruments.
(2)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 14 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at March 31, 2026 and March 31, 2025).

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

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which included the OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. As a result the Company's indefinite-lived trademark, which were acquired through acquisition, was recorded at fair value on a non-recurring basis at $880 and the remeasurement resulted in an impairment of $6,020 in the third quarter of fiscal 2024. In determining the fair value of these assets, the Company used a royalty rate of 1.5% based on comparable market rates and used discount rate of 24.5%. The inputs used to measure the fair value were largely unobservable and accordingly were classified as Level 3.

In the fourth quarter of fiscal 2024, the Company finalized a strategy to stop marketing certain brands including the Purcell products. These indefinite-lived trademarks, which were acquired through acquisitions, were recorded at fair value on a non-recurring basis at $7,599 and the remeasurement resulted in the full impairment charge of the carrying value.

In the fourth quarter of fiscal 2026, the Company decided to exit the Sao Paulo, Brazil operations. Associated indefinite-lived trademarks, which were acquired through acquisitions, were recorded at fair value on a non-recurring basis at $402 and the remeasurement resulted in the full impairment charge of the carrying value.

These impairment charges are included under the caption Impairment of indefinite-lived intangibles in the Consolidated Statements of Income.

Hagen, Germany

In fiscal 2021, the Company committed to a plan to substantially close all of its facility in Hagen, Germany, which produces flooded motive power batteries for forklifts. Management determined that future demand for the motive power batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. As a result, the Company concluded that the carrying value of the asset group was not recoverable and recorded a write-off of $3,975 of the fixed assets to their estimated fair value of $14,456, which was recognized in the third quarter of fiscal 2021. The valuation technique used to measure the fair value of fixed assets was a combination of the income and market approaches. The inputs used to measure the fair value of these fixed assets under the income approach were largely unobservable and accordingly were classified as Level 3.

In the fourth quarter of fiscal 2025, the Company reclassified property, plant and equipment with a carrying value of $7,000 to assets held for sale on the Consolidated Balance Sheet and recognized an impairment loss of $4,867 under the caption Loss on assets held for sale on its consolidated statement of income, by recording the carrying value of these assets to their estimated fair value of $2,113, based on a non-recurring basis. In the fourth quarter of fiscal 2026, the Company recorded a gain on assets held for sale previously impaired of $1,187 based on a non-recurring basis. The fair value was based on the expected proceeds, less costs to sell.

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At March 31, 2026 and 2025, the Company has hedged the price to purchase approximately 82.7 million pounds and 70.0 million pounds of lead, respectively, for a total purchase price of $74,909 and $63,841, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of March 31, 2026 and 2025, the Company had entered into a total of $36,771 and $39,196, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At March 31, 2026 and 2025 such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $476 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and lead costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Statements of Income. As of March 31, 2026 and 2025, the notional amount of these contracts was $76,262 and $63,146, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Statements of Income:

Fair Value of Derivative Instruments
March 31, 2026 and 2025

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	336	—	—	—	837	1,919
Net investment hedges	—	—	—	—	—	—
Other Assets:
Interest rate swaps	—	5	—	—	—	—
Total assets	$336	$5	$—	$—	$837	$1,919
Accrued expenses:
Lead forward contracts	$3,521	$225	$—	$—	$—	$—
Foreign currency forward contracts	—	290	—	—	—	—
Net investment hedges	—	—	16,076	—	—	—
Other liabilities:
Interest rate swaps	68	—	—	—	—	—
Net investment hedges	—	—	53,914	33,002	—	—
Total liabilities	$3,589	$515	$69,990	$33,002	$—	$—

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2026

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(8,686)	Cost of goods sold	$(3,323)
Foreign currency forward contracts	(1,133)	Cost of goods sold	(1,064)
Interest Rate Swaps	677	Interest expense	750
Total	$(9,142)		$(3,637)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(29,959)	Interest expense	$7,029
Total	$(29,959)		$7,029

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(409)
Total		$(409)
The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,703)	Cost of goods sold	$(4,880)
Foreign currency forward contracts	1,475	Cost of goods sold	1,297
Interest rate swaps	(825)	Interest Expense	1,866
Total	$(3,053)		$(1,717)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(9,422)	Interest expense	$4,413
Total	$(9,422)		$4,413

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$3,136
Total		$3,136

The Effect of Derivative Instruments on the Consolidated Statements of Income
For the fiscal year ended March 31, 2024

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(455)	Cost of goods sold	$5,388
Foreign currency forward contracts	1,740	Cost of goods sold	612
Interest rate swaps	$6,915	Interest expense	$3,057
Total	$8,200		$9,057

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(2,695)	Interest expense	$713
Total	$(2,695)		$713

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(846)
Total		$(846)

15. Income Taxes

The components of provision for income taxes for all periods presented were as follows:

	Fiscal year ended March 31,
Current income tax expense	2026	2025	2024
Federal	$10,886	$39,021	$21,785
State	3,943	11,147	3,252
Foreign	24,609	24,599	27,396
Total current income tax expense	39,438	74,767	52,433
Deferred income tax (benefit) expense
Federal	$3,162	$(6,000)	$(25,008)
State	(663)	(1,446)	(3,564)
Foreign	11,912	(24,479)	(772)
Total deferred income tax (benefit) expense	14,411	(31,925)	(29,344)
Total income tax expense
Federal	$14,048	$33,021	$(3,223)
State	3,280	9,701	(312)
Foreign	36,521	120	26,624
Total income tax expense	$53,849	$42,842	$23,089

Income before provision for income taxes for fiscal years ended March 31, 2026, 2025, and 2024 were as follows:

	Fiscal year ended March 31,
	2026	2025	2024
Income from continuing operations before income tax expense
United States	$196,721	$201,332	$99,230
Foreign	150,685	205,245	192,955
Total income from continuing operations before income tax expense	$347,406	$406,577	$292,185

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities:

	March 31,
	2026	2025
Deferred tax assets:
Accounts receivable	$—	$278
Inventories	13,657	13,154
Net operating loss carryforwards	48,813	44,442
Lease liabilities	18,488	21,016
Capitalized R&D Expenditures	51,128	48,856
Accrued expenses	55,119	42,909
Other assets	23,305	22,080
Gross deferred tax assets	210,510	192,735
Less valuation allowance	(34,223)	(25,594)
Total deferred tax assets	176,287	167,141
Deferred tax liabilities:
Accounts receivable	90	—
Property, plant and equipment	60,593	49,025
Lease Right-of-use assets	18,488	21,016
Intangible assets	36,968	32,332
Other liabilities	5,049	7,616
Total deferred tax liabilities	121,188	109,989
Net deferred tax assets (liabilities)	$55,099	$57,152

The Company has approximately $179 in United States federal net operating loss carryforwards, all of which are limited by Section 382 of the Internal Revenue Code, that expire in fiscal 2027. The Company has approximately $175,133 of foreign net operating loss carryforwards, of which $126,150 may be carried forward indefinitely and $48,983 expire between fiscal 2027 and fiscal 2046. In addition, the Company also has approximately $17,085 of state net operating loss carryforwards with expirations between fiscal 2028 and fiscal 2046.

The following table sets forth the changes in the Company's valuation allowance for fiscal 2026, 2025 and 2024:

	Balance at Beginning of Period	Additions Charged to Expense	Valuation Allowance Reversal	Other(1)	Balance at End of Period
Fiscal year ended March 31, 2024	31,172	9,463	(2,614)	(2,267)	35,754
Fiscal year ended March 31, 2025	35,754	4,949	(9,219)	(5,890)	25,594
Fiscal year ended March 31, 2026	25,594	9,314	(1,426)	741	34,223
(1)Includes the impact of currency changes and the expiration of net operating losses for which a full valuation allowance was recorded.

As of March 31, 2026 and 2025, the Company had no federal valuation allowance and the valuation allowance associated with the state tax jurisdictions was $468.

As of March 31, 2026 and 2025, the valuation allowance associated with certain foreign tax jurisdictions was $33,755 and $25,126, respectively. Of the net increase of $8,629, $7,888 was recorded as a increase to tax expense primarily related to deferred tax assets generated in the current year that the Company believes are not more likely than not to be realized, and by $741 primarily related to foreign currency translation adjustments and expiration of foreign net operating losses for which a full valuation allowance was recorded.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal year ended March 31,
	2026
US federal statutory income tax rate	72,955	21.0%
Domestic federal
Tax credits
AMPC Impact	(33,305)	(9.6)%
Other tax credits	(970)	(0.3)%
Nontaxable and nondeductible items
Nondeductible officer’s compensation	4,724	1.4%
Other	(894)	(0.3)%
Cross-border tax laws
Global intangible low-taxed income	4,129	1.2%
Other	724	0.2%
Other reconciling items	(53)	—%
Domestic state and local income taxes, net of federal (1)	2,453	0.7%
Foreign tax effects
Brazil
Changes in valuation	8,384	2.4%
Other	(2,180)	(0.6)%
Mexico
Tax incentives	(5,310)	(1.5)%
Other	2,243	0.6%
Switzerland
Statutory income tax rate	(14,472)	(4.2)%
Cantonal Taxes	5,476	1.6%
IP Transaction	4,208	1.2%
Other	1,215	0.3%
Other foreign jurisdictions	5,313	1.5%
Changes in unrecognized tax benefits	(791)	(0.2)%
Total income tax	53,849	15.5%

(1) During the year ended March 31, 2026, state taxes in California, Florida, Illinois, Pennsylvania, and Texas comprise the majority (greater than 50%) of the tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Fiscal year ended March 31,
	2025	2024
United States statutory income tax expense	$85,381	$61,358
Increase (decrease) resulting from:
State income taxes, net of federal effect	7,361	(995)
Nondeductible expenses and other	14,135	3,833
Net effect of GILTI, FDII, BEAT	3,322	3,313
Effect of foreign operations	(14,074)	(17,475)
Valuation allowance	(4,270)	6,849
Research and Development Credit	(5,652)	(5,158)
AMPC Impact	(38,764)	$(28,636)
Tax Act	(4,597)	$—
Total	$42,842	$23,089

The Organization for Economic Co-operation and Development (OECD) has adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023.

On January 5, 2026, the OECD issued the Side-by-Side package (the “SbS Package”), which provides administrative guidance that modifies the application of the Pillar Two rules. The SbS Package includes simplifications and additional safe harbors intended to facilitate coordination between domestic and international tax regimes and the Pillar Two framework. If adopted by relevant jurisdictions, certain provisions of the SbS Package could result in U.S.-parented groups being exempt from the application of two of the three Pillar Two top-up taxes.

The SbS Package is expected to be available for fiscal years beginning on or after January 1, 2026. The safe harbors are not self-executing and generally would require enactment through domestic legislation (and related interpretive guidance) by each Inclusive Framework member, subject to local legislative processes and timelines, as well as potential guidance related to the European Union (“EU”) Minimum Tax Directive. The Company continues to monitor developments and assess the potential impact of the SbS Package on its results of operations. In addition, the SbS Package extends the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor by one year, through the end of fiscal year 2027. The Company continues to refine the effective tax rate and cash tax impact for Pillar 2 considering legislative changes in multiple countries.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA”) was enacted into law. The law included permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and changes to the tax treatment for certain business provisions and energy credits.

The impact of the enacted legislation is included in our effective tax rate. The Company will continue to monitor and evaluate as new legislation and guidance is issued.

On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner ("Varian"). The ruling related to the U.S. taxation of deemed foreign dividends in the transition tax of the Tax Cuts and Jobs Act (“Tax Act”) which was originally recorded in fiscal 2018. The impact of the ruling was included in our fiscal 2025 results.

In fiscal 2025 the Company entered into a cost sharing arrangement and platform contribution transaction (“IP Transaction”) related to certain intellectual property between the EnerSys U.S. and a Swiss subsidiary. Although the transaction between consolidated entities did not result in any gain in the consolidated statement of operations, the Company recorded a net tax expense of approximately $2,500 in fiscal 2025 and $5,897 in fiscal 2026. The net expense represents the tax recognized by the selling jurisdiction offset by the value of future tax deductions for amortization of the assets in the acquiring jurisdiction.

The effective income tax rates for the fiscal years ended March 31, 2026, 2025 and 2024 were 15.5%, 10.5% and 7.9%, respectively. The effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions in which the Company operates and the amount of its consolidated income before taxes. The rate increase in fiscal 2026 compared to fiscal 2025 is primarily due to the impact of changes in valuation allowances, IP Transaction, the impact of Varian in fiscal 2025, and mix of earnings among tax jurisdictions. The rate increase in fiscal 2025 compared to fiscal 2024 is primarily due to the impact of Pillar 2, IP Transaction, and mix of earnings among tax jurisdictions offset by the impact of Varian.

In fiscal 2026, the foreign effective income tax rate on foreign pre-tax income of $150,685 was 24.2%. In fiscal 2025, the foreign effective income tax rate on foreign pre-tax income of $205,245 was 0.1% and in fiscal 2024, the foreign effective income tax rate on foreign pre-tax income of $192,955 was 13.8%. The rate increase in fiscal 2026 compared to fiscal 2025 is primarily due to the impact of changes in valuation allowances, IP Transaction, and changes in mix of earnings among tax jurisdictions. The rate decrease in fiscal 2025 compared to fiscal 2024 is primarily due to the IP Transaction offset by changes in mix of earnings among tax jurisdictions.

Income from the Company's Swiss subsidiary comprised a substantial portion of its overall foreign mix of income for the fiscal years ended March 31, 2026, 2025 and 2024 and was taxed at approximately 16%, 13% and 9%, respectively.The rate increase in fiscal 2026 compared to fiscal 2025 is primarily related to the IP Transaction.

A portion of the Company’s undistributed earnings of foreign subsidiaries is not considered indefinitely reinvested and, accordingly, the Company recorded additional income taxes in prior years. The Company intends to continue to indefinitely reinvest the remaining undistributed foreign earnings and outside basis differences. While substantially all of the Company’s undistributed earnings of foreign subsidiaries have been taxed in the United States, distributions may be subject to foreign withholding taxes and additional U.S. income taxes (net of applicable foreign tax credits). The determination of the deferred tax liability related to unremitted earnings and outside basis differences for which the Company asserts indefinite reinvestment is not practicable.

Uncertain Tax Positions

The following table summarizes activity of the total amounts of unrecognized tax benefits:

	Fiscal year ended March 31,
	2026	2025	2024
Balance at beginning of year	$2,880	$2,845	$3,495
Increases related to current year tax positions	243	630	(2)
Decreases related to prior tax positions	—	—	(129)
Decreases related to prior year tax positions settled	—	—	—
Lapse of statute of limitations	(723)	(595)	(519)
Balance at end of year	$2,400	$2,880	$2,845

All of the balance of unrecognized tax benefits at March 31, 2026, if recognized, would be included in the Company’s Consolidated Statements of Income and have a favorable impact on both the Company’s net earnings and effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions and is routinely subject to income tax examinations. As of March 31, 2026, the most significant tax examinations in process are the United States and Switzerland. The Company regularly assesses the likely outcomes of its tax audits and disputes to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

The Company recognizes tax related interest and penalties in income tax expense in its Consolidated Statements of Income. As of March 31, 2026 and 2025, the Company had an accrual of $390 and $455, respectively, for interest and penalties.

The amounts of cash income taxes paid by the Company were as follows:

Fiscal year ended March 31,
2026
Federal	$14,689
State	12,238
Foreign
France	3,000
Switzerland - Federal	5,913
Switzerland – Cantonal/Communal	2,718
Other	12,950
Total income taxes paid	$51,508

The amount of cash income taxes paid by the Company during the years ended March 31, 2025 and 2024 was $40,410 and $28,810, respectively.

16. Retirement Plans

Defined Benefit Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The Company uses a measurement date of March 31 for its pension plans.

Net periodic pension cost for fiscal 2026, 2025 and 2024, includes the following components:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2026	2025	2024	2026	2025	2024
Service cost	$—	$—	$—	$1,080	$954	$884
Interest cost	—	491	657	1,726	2,501	2,215
Expected return on plan assets	97	(141)	(424)	(252)	(1,421)	(1,244)
Amortization and deferral	—	(61)	—	301	582	326
Settlement (loss) gain	—	(1,548)	—	9,711	—	—
Net periodic benefit cost	$97	$(1,259)	$233	$12,566	$2,616	$2,181

The following table sets forth a reconciliation of the related benefit obligation, plan assets, and accrued benefit costs related to the pension benefits provided by the Company for those employees covered by defined benefit plans:

	United States Plans		International Plans
	March 31,		March 31,
	2026	2025	2026	2025
Change in projected benefit obligation
Benefit obligation at the beginning of the period	$—	$13,313	$53,802	$55,806
Service cost	—	—	1,080	954
Interest cost	—	491	1,726	2,501
Benefits paid, inclusive of plan expenses	—	(635)	(2,382)	(2,759)
Plan curtailments and settlements	—	(13,338)	(27,349)	—
Plan combinations	—	—	—	—
Actuarial (gains) losses	—	169	(1,810)	(3,601)
Foreign currency translation adjustment			2,721	901
Benefit obligation at the end of the period	$—	$—	$27,788	$53,802

Change in plan assets
Fair value of plan assets at the beginning of the period	$1,157	$15,153	$30,164	$32,563
Actual return on plan assets	(97)	(23)	(587)	(2,075)
Employer contributions	(1,060)	—	1,877	1,720
Benefits paid, inclusive of plan expenses	—	(635)	(2,382)	(2,759)
Plan curtailments and settlements	—	(13,338)	(27,349)	—
Foreign currency translation adjustment	—	—	1,184	715
Fair value of plan assets at the end of the period	$—	$1,157	$2,907	$30,164
Funded status surplus (deficit)	$—	$1,157	$(24,881)	$(23,638)

	March 31,
	2026	2025
Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$2,599	$4,409
Accrued expenses	(1,585)	(1,583)
Other liabilities	(25,895)	(25,307)
Funded status deficit	$(24,881)	$(22,481)

The following table represents pension components (before tax) and related changes (before tax) recognized in AOCI for the Company’s pension plans for the years ended March 31, 2026, 2025 and 2024:

	Fiscal year ended March 31,
	2026	2025	2024
Amounts recorded in AOCI before taxes:
Prior service cost	$(1)	$(43)	$(85)
Net loss	(675)	(11,145)	(9,590)
Net amount recognized	$(676)	$(11,188)	$(9,675)

The following table represents changes in plan assets and benefit obligations recognized in AOCI for the Company’s pension plans for the years ended March 31, 2026, 2025 and 2024:

	Fiscal year ended March 31,
	2026	2025	2024
Changes in plan assets and benefit obligations:
Net loss (gain) arising during the year	$(971)	$228	$7,439
Effect of exchange rates on amounts included in AOCI	471	260	127
Amounts recognized as a component of net periodic benefit costs:
Amortization of prior service cost	(45)	(42)	(42)
Amortization or settlement recognition of net loss	(9,966)	1,069	(284)
Total recognized in other comprehensive (income) loss	$(10,511)	$1,515	$7,240

The amounts included in AOCI as of March 31, 2026 that are expected to be recognized as components of net periodic pension cost (before tax) during the next twelve months are as follows:

Prior service cost	$1
Net loss	(10)
Net amount expected to be recognized	$(9)

The accumulated benefit obligation related to all defined benefit pension plans and information related to unfunded and underfunded defined benefit pension plans at the end of each fiscal year are as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2026	2025	2026	2025
All defined benefit plans:
Accumulated benefit obligation	$—	$—	$26,152	$51,690
Unfunded defined benefit plans:
Projected benefit obligation	$—	$—	$27,474	$26,871
Accumulated benefit obligation	—	—	25,868	24,787
Defined benefit plans with a projected benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$—	$27,788	$27,214
Fair value of plan assets	—	—	308	325
Defined benefit plans with an accumulated benefit obligation in excess of the fair value of plan assets:
Projected benefit obligation	$—	$—	$27,474	$26,871
Accumulated benefit obligation	—	—	25,868	24,787
Fair value of plan assets	—	—	—	—

Assumptions

Significant assumptions used to determine the net periodic benefit cost for the U.S. and International plans were as follows:

	United States Plans			International Plans
	Fiscal year ended March 31,			Fiscal year ended March 31,
	2026	2025	2024	2026	2025	2024
Discount rate	N/A	5.2%	4.9%	3.3%-5.9%	3.8%-5.3%	3.5%-6%
Expected return on plan assets	N/A	3.25	5.5	5.3-5.75	4.8-5.0	4-4.7
Rate of compensation increase	N/A	N/A	N/A	2.0-4.5	2.5-4.5	2.3-4.5

N/A = not applicable

Significant assumptions used to determine the projected benefit obligations for the U.S. and International plans were as follows:

	United States Plans		International Plans
	March 31,		March 31,
	2026	2025	2026	2025
Discount rate	N/A	N/A	3.3%-5.1%	3.3%-5.9%
Rate of compensation increase	N/A	N/A	2.0-4.0	2.0-4.5
 N/A = not applicable

The expected long-term rate of return for the Company’s pension plan assets is based upon the target asset allocation and is determined using forward looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. The Company evaluates the rate of return assumptions for each of its plans on an annual basis.

Pension Plan Investment Strategy

The US plan has been terminated during fiscal 2025. All expenses associated with the plan termination have been paid, and excess cash has been returned to the Company. In fiscal 2024, the UK plan entered in an annuity insurance contract and the UK plan was fully insured. In fiscal 2026, the UK plan was terminated and once all expenses associated with the plan termination have been paid, any excess cash will be returned to the Company.

The following table represents the Company's pension plan investments measured at fair value as of March 31, 2026 and 2025 and the basis for that measurement:

	March 31, 2026
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$—	$—	$—	$—	$2,599	$2,599	$—	$—
Fixed income(a)	—	—	—	—	308	—	308	—
Other investments(b)	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$2,907	$2,599	$308	$—

	March 31, 2025
	United States Plans				International Plans
	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurement	Quoted Price In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and cash equivalents	$1,157	$1,157	$—	$—	$3,252	$3,252	$—	$—
Fixed income(a)	—	—	—	—	324	—	324	—
Other investments(b)	—	—	—	—	26,588	—	—	26,588
Total	$1,157	$1,157	$—	$—	$30,164	$3,252	$324	$26,588

The fair values presented above were determined based on valuation techniques to measure fair value as discussed in Note 1.
(a)Fixed income consists primarily of investment grade bonds from diversified industries.
(b)Other investments consists of a buy-in annuity insurance contract. The fair value of the buy-in policy is set equal to the value of the obligations as determined by the actuary. This value is considered Level 3 due to the use of the significant unobservable inputs.

Level 3 Rollforward

The following presents our Level 3 Rollforward for our defined pension plan assets:

Beginning of year balance as of March 31, 2024	$28,497
Actual return on plan assets, relating to assets still held at the reporting date	(1,511)
Purchases	(1,024)
Change due to exchange rate changes	626
End of year balance as of March 31, 2025	$26,588
Actual return on plan assets, relating to assets still held at the reporting date	(562)
Plan Settlements	(27,185)
Change due to exchange rate changes	1,159
End of year balance as of March 31, 2026	$—

The Company expects to make cash contributions of approximately $1,621 to its pension plans in fiscal 2027.

Estimated future benefit payments under the Company’s pension plans are as follows:

2027	$1,620
2028	1,663
2029	2,226
2030	2,627
2031	2,145
Years 2032-2036	13,230

Defined Contribution Plan

The Company maintains defined contribution plans primarily in the U.S. and U.K. eligible employees can contribute a portion of their pre-tax and / or after-tax income in accordance with plan guidelines and the Company will make contributions based on the employees’ eligible pay and /or will match a percentage of the employee contributions up to certain limits. Matching contributions charged to expense for the fiscal years ended March 31, 2026, 2025 and 2024 were $22,166, $22,031 and $22,819, respectively.

17. Stockholders’ Equity

Preferred Stock and Common Stock

The Company’s certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”). At March 31, 2026 and 2025, no shares of Preferred Stock were issued or outstanding. The Board of Directors of the Company has the authority to specify the terms of any Preferred Stock at the time of issuance.

The following demonstrates the change in the number of shares of common stock outstanding during fiscal years ended March 31, 2024, 2025 and 2026, respectively:

Shares outstanding as of March 31, 2023	40,901,059
Purchase of treasury stock	(1,002,415)
Shares issued towards equity-based compensation plans, net of equity awards surrendered for option price and taxes	373,292
Shares outstanding as of March 31, 2024	40,271,936
Purchase of treasury stock	(1,568,292)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	488,417
Shares outstanding as of March 31, 2025	39,192,061
Purchase of treasury stock	(3,457,688)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	727,838
Shares outstanding as of March 31, 2026	36,462,211

Treasury Stock

In fiscal 2026, the Company purchased 3,457,688 shares for $373,523. The Company purchased 1,568,292 shares for $153,961 in fiscal 2025 and 1,002,415 shares for $95,690 in fiscal 2024. At March 31, 2026 and 2025, the Company held 21,089,229 and 17,647,529 shares as treasury stock, respectively.

Treasury Stock Reissuance

During fiscal 2026, fiscal 2025 and fiscal 2024, the Company also issued 15,988, 12,751 and 13,981 shares out of its treasury stock, respectively, valued at $62.55 per share, on a FIFO basis, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI”)

The components of AOCI, net of tax, are as follows:

	Beginning Balance	Before Reclassifications	Amount Reclassified from AOCI	Ending Balance
March 31, 2026
Pension funded status adjustment	$(10,374)	$(372)	$8,110	$(2,636)
Net unrealized gain (loss) on derivative instruments	(269)	(7,079)	2,786	(4,562)
Foreign currency translation adjustment (1)	(236,836)	31,770	—	(205,066)
Accumulated other comprehensive loss	$(247,479)	$24,319	$10,896	$(212,264)
March 31, 2025
Pension funded status adjustment	$(9,798)	$132	$(708)	$(10,374)
Net unrealized gain (loss) on derivative instruments	755	(2,339)	1,315	(269)
Foreign currency translation adjustment (1)	(195,808)	(41,028)	—	(236,836)
Accumulated other comprehensive loss	$(204,851)	$(43,235)	$607	$(247,479)
March 31, 2024
Pension funded status adjustment	$(4,423)	$(5,672)	$297	$(9,798)
Net unrealized gain (loss) on derivative instruments	1,411	6,283	(6,939)	755
Foreign currency translation adjustment (1)	(180,462)	(15,346)	—	(195,808)
Accumulated other comprehensive loss	$(183,474)	$(14,735)	$(6,642)	$(204,851)
(1) Foreign currency translation adjustment for the fiscal year ended March 31, 2026, March 31, 2025, March 31, 2024 and includes a $28,345 loss (net of taxes of $8,643), $10,600 gain (net of taxes of $3,235) and $2,615 loss (net of taxes $797), respectively, related to the Company's cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2026:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$3,637	Cost of goods sold
Tax benefit	(851)
Net unrealized loss on derivative instruments, net of tax	$2,786

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(7,029)	Interest expense
Tax expense	1,645
Net unrealized gain on derivative instruments, net of tax	$(5,384)

Defined benefit pension costs:
Prior service costs, deferrals, and settlements	$10,011	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax benefit	(1,901)
Net periodic benefit cost, net of tax	$8,110

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized loss on derivative instruments	$1,717	Cost of goods sold
Tax benefit	(402)
Net unrealized loss on derivative instruments, net of tax	$1,315

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(4,413)	Interest expense
Tax expense	1,032
Net unrealized gain on derivative instruments, net of tax	$(3,381)

Defined benefit pension costs:
Prior service costs and deferrals	$(1,027)	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax benefit	319
Net periodic benefit cost, net of tax	$(708)

The following table presents reclassifications from AOCI during the twelve months ended March 31, 2024:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in Cash Flow Hedging Relationships:
Net unrealized gain on derivative instruments	$(9,057)	Cost of goods sold
Tax benefit	2,118
Net unrealized gain on derivative instruments, net of tax	$(6,939)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(713)	Interest expense
Tax expense	167
Net unrealized gain on derivative instruments, net of tax	$(546)

Defined benefit pension costs:
Prior service costs and deferrals	$326	Net periodic benefit cost, included in other (income) expense, net - See Note 16
Tax benefit	(29)
Net periodic benefit cost, net of tax	$297

18. Stock-Based Compensation

As of March 31, 2026, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation. Shares subject to any awards that expire without being exercised or that are forfeited or settled in cash shall again be available for future grants of awards under the 2023 EIP. Shares subject to stock option or stock appreciation right awards, that have been retained by the Company in payment or satisfaction of the exercise price and any applicable tax withholding obligation of such awards, shall not be available for future grant under the 2023 EIP.

As of March 31, 2026, 2,453,008 shares are available for future grants. The Company’s equity incentive plans are intended to provide an incentive to employees and non-employee directors of the Company to remain in the service of the Company and to increase their interest in the success of the Company in order to promote the long-term interests of the Company. The plans seek to promote the highest level of performance by providing an economic interest in the long-term performance of the Company. The Company settles employee share-based compensation awards with newly issued shares.

Stock Options

During fiscal 2026, the Company granted to management and other key employees 201,989 non-qualified options that vest ratably over 3 years from the date of grant. Options expire 10 years from the date of grant.

The Company recognized stock-based compensation expense relating to stock options of $8,830, with a related tax benefit of $614 for fiscal 2026, $5,869 with a related tax benefit of $1,161 for fiscal 2025 and $7,022 with a related tax benefit of $730 for fiscal 2024.

For purposes of determining the fair value of stock options granted, the Company used a Black-Scholes Model with the following assumptions:

	2026	2025	2024
Risk-free interest rate	3.90%	3.84%	4.24%
Dividend yield	1.10%	1.02%	0.95%
Expected life (years)	6	6	6
Volatility	38.48%	38.61%	38.25%

The following table summarizes the Company’s stock option activity in the years indicated:

	Number of Options	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding as of March 31, 2023	1,196,311	7.3	$78.83	$12,150
Granted	200,314		101.04	—
Exercised	(197,350)		71.81	6,110
Forfeited	(9,166)		78.68	158
Expired	—		—	—
Options outstanding as of March 31, 2024	1,190,109	7.0	$83.74	$15,043
Granted	266,027		101.56	—
Exercised	(139,016)		76.66	3,950
Forfeited	(29,340)		98.38	115
Expired	—		—	—
Options outstanding as of March 31, 2025	1,287,780	6.8	$87.85	$10,472
Granted	201,989		102.11	—
Exercised	(591,396)		82.55	27,843
Forfeited	(22,033)		92.56	572
Expired	—		—	—
Options outstanding as of March 31, 2026	876,340	7.2	$94.60	$69,340
Options exercisable as of March 31, 2026	460,510	5.9	$87.97	$39,490
Options vested and expected to vest, as of March 31, 2026	856,681	7.2	$94.43	$67,926

The following table summarizes information regarding stock options outstanding as of March 31, 2026:

Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$57.60 - $60.00	72,717	3.3	$57.75
$70.01 - $80.00	97,206	5.4	$74.52
$80.01 - $90.00	5,419	1.1	$83.14
$90.01 - $100.00	197,925	7.8	$94.33
$100.01 - $109.69	503,073	7.9	$104.03
	876,340	7.2	$94.60

Restricted Stock Units, Market - condition based Awards

Non-Employee Directors

In fiscal 2026, the Company granted to non-employee directors 19,742 deferred restricted stock units (“DSU”) at the fair value of $79.01 per unit at the date of grant. In fiscal 2025, such grants amounted to 19,214 DSU's at the fair value of $76.52 per unit at the date of grant and in fiscal 2024, such grants amounted to 21,147 DSU's units at the fair value of $76.83 unit at the date of grant. The awards vest immediately upon the date of grant and are settled in shares of common stock six months after termination of service as a director.

The Company also granted to non-employee directors, during fiscal 2026, fiscal 2025 and fiscal 2024, 8,047, 9,972, and 8,386 restricted stock units, respectively, at fair values of $113.00, $98.62 and $94.34, respectively, under the deferred compensation plan for non-employee directors.

Employees

In fiscal 2026, the Company granted to management and other key employees 327,387 restricted stock units that vest ratably over four years from the date of grant, at the fair value of $95.60 per restricted stock unit.

In fiscal 2025, the Company granted to management and other key employees 361,222 restricted stock units that vest ratably over four years from the date of grant at the fair value of $94.63 per restricted stock unit.

In fiscal 2024, the Company granted to management and other key employees 269,751 restricted stock units that vest ratably over four years from the date of grant at a fair value of $94.31 per restricted stock unit.

A summary of the changes in restricted stock units, including DSU's, and TSRs awarded to employees and directors that were outstanding under the Company’s equity compensation plans during fiscal 2026 is presented below:

	Restricted Stock Units (RSU)		Market condition-based Share Units (TSR)
	Number of RSU	Weighted- Average Grant Date Fair Value	Number of TSR	Weighted- Average Grant Date Fair Value
Non-vested awards as of March 31, 2025	919,707	$80.42	1,143	$66.89
Granted	355,176	94.60	—	—
Stock dividend	8,162	82.46	9	66.89
Performance factor	—	—	—	—
Vested	(263,040)	86.87	—	—
Forfeitures	(78,131)	90.76	—	—
Non-vested awards as of March 31, 2026	941,874	$82.88	1,152	$66.89

The Company recognized stock-based compensation expense relating to restricted stock units of $28,764, with a related tax benefit of $4,380 for fiscal 2026, $21,867, with a related tax benefit of $3,520 for fiscal 2025 and $23,585, with a related tax benefit of $4,557 for fiscal 2024.

All Award Plans

As of March 31, 2026, unrecognized compensation expense associated with the non-vested equity awards outstanding was $64,150 and is expected to be recognized over a weighted-average period of 20 months.

19. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Fiscal year ended March 31,
	2026	2025	2024
Net earnings attributable to EnerSys stockholders	$293,557	$363,735	$269,096
Weighted-average number of common shares outstanding:
Basic	37,439,727	39,760,829	40,669,392
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	704,483	677,750	702,047
Diluted weighted-average number of common shares outstanding	38,144,210	40,438,579	41,371,439
Basic earnings per common share attributable to EnerSys stockholders	$7.84	$9.15	$6.62
Diluted earnings per common share attributable to EnerSys stockholders	$7.70	$8.99	$6.50
Anti-dilutive equity awards not included in diluted weighted-average common shares	420,769	551,411	356,893

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

European Competition Investigations

Certain of the Company’s European subsidiaries had received subpoenas and requests for documents and, in some cases, interviews from, and have had on-site inspections conducted by the competition authorities of Belgium, Germany and the Netherlands relating to conduct and anticompetitive practices of certain industrial battery participants. As of March 31, 2026 and March 31, 2025, the Company did not have a reserve balance related to these matters.

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

Collective Bargaining

At March 31, 2026, the Company had approximately 9,682 employees. Of these employees, approximately 31% were covered by collective bargaining agreements. Employees covered by collective bargaining agreements that expire in the next twelve months were approximately 6% of the total workforce. The average term of these agreements is 1 year, with the longest term being 4 years. The Company considers its employee relations to be good and did not experience any significant labor unrest or disruption of production during fiscal 2026.

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

During fiscal 2026, the Company announced and completed restructuring programs in all reportable segments to improve operational efficiencies. The charges related to Energy Systems severance payments amounted to $1,720 to approximately 127 employees. The charges related to Motive Power primarily related to severance payments amounted to $1,713 to approximately 148 employees.The charges related to Specialty severance payments amounted to $252 to approximately 15 employees.

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

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. During fiscal 2026, the Company recorded $21,452 in costs relating to the Plan consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Plan was substantially completed as of December 28, 2025.

Restructuring and exit charges for fiscal 2026, 2025 and 2024 by reportable segments are as follows:

	Fiscal year ended March 31, 2026
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$9,649	$12,665	$2,694	$129	$25,137
Exit charges	13,818	11,265	717	—	25,800
Restructuring and other exit charges	$23,467	$23,930	$3,411	$129	$50,937

	Fiscal year ended March 31, 2025
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$5,001	$1,575	$398	$—	$6,974
Exit charges	993	4,144	2,317	—	7,454
Restructuring and other exit charges	$5,994	$5,719	$2,715	$—	$14,428

	Fiscal year ended March 31, 2024
	Energy Systems	Motive Power	Specialty	Corporate Other	Total
Restructuring charges	$4,526	$3,445	$35	$—	$8,006
Exit charges	4,312	8,253	7,532	—	20,097
Restructuring and other exit charges	$8,838	$11,698	$7,567	$—	$28,103

A roll-forward of the restructuring reserve is as follows:

Balance at March 31, 2023	$445
Accrued	8,006
Costs incurred	(6,064)
Foreign currency impact and other	21
Balance at March 31, 2024	$2,408
Accrued	6,974
Costs incurred	(8,292)
Foreign currency impact and other	(11)
Balance at March 31, 2025	$1,079
Accrued	25,137
Costs incurred	(20,371)
Foreign currency impact and other	59
Balance at March 31, 2026	$5,904

.

Exit Charges

Fiscal 2026 Programs

On March 25, 2026, EnerSys announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing energy systems lead acid batteries . Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing EnerSys’ commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, EnerSys plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, EnerSys estimates that there will be a reduction of approximately 474 employees upon completion. EnerSys expects to incur a pre-tax charge of approximately $37 million under this restructuring plan when completed, the majority of which is expected to be incurred by the second half of fiscal year 2027, of which $14 million is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded a $10,969 in severance costs.

On March 25, 2026, EnerSys announced a plan to close its facility in Sao Paulo, Brazil. Management continually evaluates the Company's footprint and decided to exit this facility that operated under motive power and energy systems segments due to the challenging local economic environment. In connection with this closure, which is estimated to be substantially complete by the end of fiscal 2027, the Company estimates there will be a reduction of approximately 141 employees. EnerSys expects to incur a pre-tax charge of approximately $7,500 under this restructuring plan, of which includes cash charges of approximately $4,500, primarily related to severance and employee retention costs, and other cash and non-cash items.

During fiscal 2026, the Company recorded $2,984 in cash charges relating to severance and contract termination costs and $1,767 in non cash charges relating to ROU and fixed asset impairments.

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded motive power batteries. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13,700 under this restructuring plan when completed, the majority of which was recorded by the end of the 2026 fiscal year, of which $1,500 is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12,200, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded a cash charges totaling $5,182 primarily relating to severance costs and unusual manufacturing variances of $2,268.

Fiscal 2024 Programs

Renewables

On November 8, 2023, the Company's Board of Directors approved a plan to stop production and operations of residential renewable energy products, which include the OutBack and Mojave brands. Management determined that residential renewable energy products no longer fit with the Company’s core strategy and resources will be better allocated toward commercial energy solutions for enterprise customers. The plan was completed as the end of fiscal 2025.

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

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded motive power batteries for electric forklifts. Management determined that future demand for traditional motive power flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. These actions resulted in the reduction of approximately 165 employees. The plan was completed as of the end of fiscal 2026.

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

During fiscal 2026, the Company recorded a $1,142 gain of the sale of the building.

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

These actions resulted in the reduction of approximately 200 employees. This program is considered substantially complete as of the end of fiscal 2026.

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

During fiscal 2026, the Company recorded cash charges of $2,432 relating primarily to site cleanup and $32 of non-cash charges relating to accelerated depreciation of fixed assets. Additionally, the Company recorded a gain on assets held for sale previously impaired of $1,187.

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

	Fiscal year ended March 31,
	2026	2025	2024
Balance at beginning of year	$66,421	$60,819	$56,630
Current year provisions	31,810	32,400	34,110
Costs incurred	(25,495)	(27,867)	(30,160)
Foreign currency translation adjustment	985	1,069	239
Balance at end of year	$73,721	$66,421	$60,819

23. Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Fiscal year ended March 31,
	2026	2025	2024
Cost of Funds Asset Securitization	$9,161	$8,672	$8,776
Non-service components of pension expense	11,583	(1,259)	1,530
Foreign exchange transaction (gains) losses	7,409	(3,324)	(6,053)
Other	400	2,904	5,178
Total	$28,553	$6,993	$9,431

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

Summarized financial information related to the Company’s reportable segments at March 31, 2026, 2025 and 2024 and for each of the fiscal years then ended is shown below.

	Twelve months ended
	March 31, 2026
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$1,651,186	$1,430,931	$665,087	$4,172	$3,751,376
Less:
Other segment items(4)	$1,505,747	$1,231,124	$603,062		$3,344,105

Segment income	$145,439	$199,807	$62,025		$407,271
Less:
Inventory adjustment relating to exit activities	—	2,268	—		2,268
Restructuring and other exit charges	23,467	23,930	3,411		50,808
(Gain) loss on assets held for sale	—	(1,187)	—		(1,187)
Impairment of intangible assets	402	—	—		402
Amortization of intangible assets	23,354	492	9,596		33,442
Accelerated stock compensation	5,383	3,532	1,844		10,759
Other	7,468	3,844	5,729		17,041
Total operating earnings (2)	$85,365	$166,928	$41,445	$132,722	$426,460

Depreciation	$31,207	$27,092	$21,717	$100	$80,116
Capital Expenditures	$33,429	$21,046	$23,526	$2,073	$80,074

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
(4) Primarily includes cost of sales and operating expenses.

	Twelve months ended
	March 31, 2025
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$1,531,169	$1,484,117	$593,488	$8,805	$3,617,579
Less:
Other segment items(4)	$1,427,963	$1,251,362	$556,534		$3,244,664

Segment income	$103,206	$232,755	$36,954		$372,915
Less:
Inventory adjustment relating to exit activities	274	—	3,335		3,609
Restructuring and other exit charges	5,994	5,719	2,715		14,428
Loss on assets held for sale	—	4,634	—		4,634
Amortization of intangible assets	23,620	685	7,500		31,805
Other	588	1,585	6,672		8,845
Total operating earnings (2)	$72,730	$220,132	$16,732	$155,092	$464,686

Depreciation	$26,823	$23,010	$19,206	$32	$69,071
Capital Expenditures	$39,167	$22,758	$47,016	$12,097	$121,038

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
(4) Primarily includes cost of sales and operating expenses.

	Twelve months ended
	March 31, 2024
	Energy Systems	Motive Power	Specialty	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$1,590,023	$1,456,181	$535,667	$—	$3,581,871
Less:
Other segment items(4)	$1,503,068	$1,241,531	$504,301		$3,248,900

Segment income	$86,955	$214,650	$31,366		$332,971
Less:
Inventory adjustment relating to exit activities	17,075	—	3,098		20,173
Restructuring and other exit charges	8,840	11,697	7,566		28,103
Impairment of indefinite-lived intangibles	13,619	—	—		13,619
Legal proceedings charge, net	3,705	—	—		3,705
Amortization of intangible assets	24,503	683	2,808		27,994
Other	3,740	1,032	295		5,067
Total operating earnings (2)	$15,473	$201,238	$17,599	$117,260	$351,570

Depreciation	$24,966	$23,007	$15,954	$101	$64,028
Capital Expenditures	$33,626	$17,115	$35,596	$100	$86,437
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
(4) Primarily includes cost of sales and operating expenses.

The Company's property, plant and equipment by reportable segments as of March 31, 2026 and 2025 are as follows:

	March 31, 2026	March 31, 2025
Property, plant and equipment, net
Energy Systems	$143,634	$198,841
Motive Power	110,750	144,076
Specialty	324,584	236,861
Other	14,034	12,655
Total	$593,002	$592,433
The Company markets its products and services in over 100 countries. Sales are attributed to countries based on the location of sales order approval and acceptance. Sales to customers in the United States were 64.0%, 63.5% and 60.2% for fiscal years ended March 31, 2026, 2025 and 2024, respectively. Property, plant and equipment, net, attributable to the United States as of March 31, 2026 and 2025, were $415,263 and $422,263, respectively. No single country, outside the United States, accounted for more than 10% of the consolidated net sales or net property, plant and equipment and, therefore, was deemed not material for separate disclosure.

25. Subsequent Events

Dividend

On May 20, 2026, the Board of Directors approved a quarterly cash dividend of $0.2625 per share of common stock to be paid on July 2, 2026, to stockholders of record as of June 19, 2026.

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

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2026.

The attestation report called for by Item 308(b) of Registration S-K is included herein as “Report of Independent Registered Public Accounting Firm,” which appears in Item 8 in this Annual Report on Form 10-K.

/s/ Shawn M. O'Connell	/s/ Andrea J. Funk
Shawn M. O'Connell Chief Executive Officer	Andrea J. Funk Chief Financial Officer

ITEM 9B.	OTHER INFORMATION
10b5-1 Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections entitled “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Independence of Directors,” “Corporate Governance—Process for Selection of Director Nominee Candidates,” “Audit Committee Report,” and “Certain Relationships and Related Transactions—Employment of Related Parties” of the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed no later than 120 days after the fiscal year end.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,818,630	(1)	$94.43	(2)	2,453,008
Equity compensation plans not approved by security holders	—		—		—
Total	1,818,630		$94.43		2,453,008
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

Exhibit Number	Description of Exhibit
10.33
Amendment letter agreement, dated May 22, 2025, between EnerSys and Shawn M. O’Connell (incorporated by reference to Exhibit 10.2 of EnerSys’ Current Report on Form 8K (File Number 001-32253) filed on May 23, 2025

10.34
Retirement and Continued Vesting Agreement, dated May 23, 2025, between EnerSys and David M. Shaffer (incorporated by reference to Exhibit 10.3 of EnerSys’ Current Report on Form 8K (File Number 001-32253) filed on May 23, 2025

10.35
Sixth Amendment to Credit Agreement, dated as of September 25, 2025, among EnerSys, certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders party thereto (incorporated by reference to Exhibit 10.1 on EnerSys’ Current Report on Form 8K (File Number 001-32253) filed on September 25, 2025

10.36
Receivables Agreement Amendment, Dated December 15, 2025, by and among EnerSys, Wells Fargo Bank, National Association, EnerSys Finance, LLC and certain other persons from time to time party thereto as purchasers (incorporated by reference to Exhibit 10.1 of EnerSys’ Current Report on Form 8K (File Number 001-32253) filed on December 15, 2025

19.1	Policy on Insider Trading (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of Ernst & Young LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Clawback Policy (incorporated herein by reference to Exhibit 97.1 of EnerSys’ Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (File No. 001-32253) filed on May 22, 2024)

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERSYS

	By	/s/ SHAWN M. O'CONNELL
May 20, 2026		Shawn M. O'Connell Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints Shawn M. O'Connell and Andrea J. Funk and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his, place or stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ SHAWN M. O'CONNELL	Chief Executive Officer	May 20, 2026
Shawn M. O’Connell

/s/ ANDREA J. FUNK	Chief Financial Officer (Principal Accounting Officer)	May 20, 2026
Andrea J. Funk

/s/ CAROLINE CHAN	Director	May 20, 2026
Caroline Chan

/s/ STEVEN M. FLUDDER	Director	May 20, 2026
Steven M. Fludder

/s/ DAVID C. HABIGER	Director	May 20, 2026
David C. Habiger

/s/ HOWARD I. HOFFEN	Director	May 20, 2026
Howard I. Hoffen

/s/ LAUREN KNAUSENBERGER	Director	May 20, 2026
Lauren Knausenberger

/s/ TAMARA MORYTKO	Director	May 20, 2026
Tamara Morytko

/s/ PAUL J. TUFANO	Director	May 20, 2026
Paul J. Tufano

/s/ RONALD P. VARGO	Director	May 20, 2026
Ronald P. Vargo

/s/ RUDOLPH WYNTER	Director	May 20, 2026
Rudolph Wynter