Form 10-Q
period 2026-07-05
EnerSys
filed 2026-08-12
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2026

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
Common Stock outstanding at August 7, 2026: 36,065,224 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	July 5, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$530,663	$438,675
Accounts receivable, net of allowance for doubtful accounts: July 5, 2026 - $10,522; March 31, 2026 - $8,583	454,811	506,072
Inventories, net	738,654	724,690
Prepaid and other current assets	405,918	472,373
Total current assets	2,130,046	2,141,810
Property, plant, and equipment, net	572,407	593,002
Goodwill	748,214	752,424
Other intangible assets, net	334,236	342,898
Deferred taxes	68,413	69,008
Other assets	103,619	104,182
Total assets	$3,956,935	$4,003,324
Liabilities and Equity
Current liabilities:
Short-term debt	$28,667	$29,201
Accounts payable	335,158	354,190
Accrued expenses	398,148	420,647
Total current liabilities	761,973	804,038
Long-term debt, net of unamortized debt issuance costs	1,010,265	1,079,782
Deferred taxes	13,897	13,909
Other liabilities	197,253	196,723
Total liabilities	1,983,388	2,094,452
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at July 5, 2026 and at March 31, 2026	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 57,616,359 shares issued and 36,310,450 shares outstanding at July 5, 2026; 57,551,440 shares issued and 36,462,211 shares outstanding at March 31, 2026	576	576
Additional paid-in capital	748,541	734,922
Treasury stock at cost, 21,305,909 shares held as of July 5, 2026 and 21,089,229 shares held as of March 31, 2026	(1,411,797)	(1,361,585)
Retained earnings	2,850,285	2,743,635
Accumulated other comprehensive loss	(217,705)	(212,264)
Total EnerSys stockholders’ equity	1,969,900	1,905,284
Nonredeemable noncontrolling interests	3,647	3,588
Total equity	1,973,547	1,908,872
Total liabilities and equity	$3,956,935	$4,003,324
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 5, 2026	June 29, 2025
Sales from products	$835,598	$805,813
Sales from services	100,043	87,211
Net sales	935,641	893,024
Cost of goods sold	538,646	566,048
Cost of services	83,635	73,748
Gross profit	313,360	253,228
Operating expenses	151,238	160,886
Restructuring and other exit charges	10,708	5,862
Operating earnings	151,414	86,480
Interest expense	10,598	11,312
Other expense (income), net	5,809	9,510
Earnings before income taxes	135,007	65,658
Income tax expense	18,557	8,200
Net earnings attributable to EnerSys stockholders	$116,450	$57,458
Net earnings per common share attributable to EnerSys stockholders:
Basic	$3.19	$1.48
Diluted	$3.09	$1.46
Dividends per common share	$0.2625	$0.24
Weighted-average number of common shares outstanding:
Basic	36,467,526	38,798,263
Diluted	37,626,671	39,295,773
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	July 5, 2026	June 29, 2025
Net earnings	$116,450	$57,458
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	1,557	462
Pension funded status adjustment, net of tax	(2)	123
Foreign currency translation adjustment	(6,937)	29,829
Total other comprehensive income (loss), net of tax	(5,382)	30,414
Total comprehensive income (loss)	111,068	87,872
Comprehensive income (loss) attributable to noncontrolling interests	59	40
Comprehensive income (loss) attributable to EnerSys stockholders	$111,009	$87,832
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Quarter ended
	July 5, 2026	June 29, 2025
Cash flows from operating activities
Net earnings	$116,450	$57,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,495	26,894
Write-off of assets relating to exit activities	5,748	(626)
Derivatives not designated in hedging relationships:
Net losses (gains)	404	(354)
Cash (settlements) proceeds	1,052	2,536
Provision for doubtful accounts	2,292	(203)
Deferred income taxes	(431)	(42)
Non-cash interest expense	483	479
Stock-based compensation	7,778	17,601
Loss (gain) on disposal of property, plant, and equipment	1,196	34
Changes in assets and liabilities:
Accounts receivable	48,220	50,218
Inventories	(14,483)	(33,490)
Prepaid and other current assets	88,947	(38,867)
Other assets	342	179
Accounts payable	(22,515)	(43,049)
Accrued expenses	(37,984)	(38,448)
Other liabilities	2,167	648
Net cash provided by (used in) operating activities	230,161	968

Cash flows from investing activities
Capital expenditures	(12,422)	(33,019)
Purchase of business	—	(12,558)
Proceeds from disposal of property, plant, and equipment	80	4,163
Net cash (used in) provided by investing activities	(12,342)	(41,414)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	8	(209)
Proceeds from Second Amended Revolver borrowings	120,000	231,700
Repayments of Second Amended Revolver borrowings	(190,000)	(46,700)
Options proceeds, net	5,859	—
Purchase of treasury stock	(49,958)	(150,034)
Dividends paid to stockholders	(9,555)	(9,107)
Other	(139)	314
Net cash (used in) provided by financing activities	(123,785)	25,964
Effect of exchange rate changes on cash and cash equivalents	(2,046)	18,013
Net increase (decrease) in cash and cash equivalents	91,988	3,531
Cash and cash equivalents at beginning of period	438,675	343,131
Cash and cash equivalents at end of period	$530,663	$346,662
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the current quarter ended July 5, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027.

The Consolidated Condensed Balance Sheet at March 31, 2026 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2026 Annual Report on Form 10-K (SEC File No. 001-32253), which was filed on May 20, 2026 (the “2026 Annual Report”).

EnerSys (the “Company”) reports interim financial information for 13-week periods, except for the first quarter, which always begins on April 1, and the fourth quarter, which always ends on March 31. The four quarters in fiscal 2027 end on July 5, 2026, October 4, 2026, January 3, 2027, and March 31, 2027, respectively. The four quarters in fiscal 2026 ended on June 29, 2025, September 28, 2025, December 28, 2025, and March 31, 2026, respectively.

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

A small portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the first quarter of fiscal 2027 and 2026 amounted to $41,518 and $37,496, respectively.

On July 5, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $210,640, of which, the Company estimates that approximately $117,085 will be recognized as revenue in fiscal 2027, $58,415 in fiscal 2028, and $23,281 in fiscal 2029, $11,668 in fiscal 2030, and $191 in fiscal 2031 and after.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of July 5, 2026, the current and non-current portion of contract liabilities were $47,042 and $1,967, respectively. As of March 31, 2026, the current and non-current portion of contract liabilities were $48,080 and $1,830, respectively. Revenues recognized during the first quarter of fiscal 2027 and 2026 that were included in the contract liability at the beginning of the quarter amounted to $10,073 and $7,576, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $88,975 and $93,798 as of July 5, 2026 and March 31, 2026, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At July 5, 2026, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and refund liability representing amounts estimated to be refunded to customers was $6,810.

3. Accounts Receivable

	July 5, 2026	March 31, 2026
Accounts receivable	$465,333	$514,655
Allowance for doubtful accounts	10,522	8,583
Accounts receivable, net	$454,811	$506,072

On December 15, 2025, the Company entered into an amendment to its existing Receivables Purchase Agreement ("Amended RPA"). Under the Amended RPA, the Company continuously sells its interest in designated pools of trade accounts receivables, at a discount, to a special purpose entity, which in turn sells certain of the receivables to unaffiliated financial institutions ("unaffiliated financial institutions") on a monthly basis. The Company may sell certain US-originated accounts receivable balances to a maximum amount of $250,000 plus an additional $50,000 accordion feature that is uncommitted and subject to certain additional conditions. The Amended RPA matures on December 15, 2028. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC

("EnerSys Finance"), an entity structured to be bankruptcy remote. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivables into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Condensed Financial Statements.

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

During the first quarter of fiscal 2027, the Company sold $336,186 of accounts receivables for $336,186 in proceeds to an unaffiliated financial institution, of which $336,186 were collected as of July 5, 2026. During the first quarter of fiscal 2026, the Company sold $189,892 of accounts receivables for $189,892 in net proceeds to an unaffiliated financial institution, of which $189,892 were collected as of June 29, 2025. Total collateralized accounts receivables of approximately $371,874 were held by EnerSys Finance at July 5, 2026.

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

4. Inventories

	July 5, 2026	March 31, 2026
Raw materials	$287,089	$287,705
Work-in-process	123,201	111,719
Finished goods	328,364	325,266
Total	$738,654	$724,690

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of July 5, 2026 and March 31, 2026, and the basis for that measurement:

	Total Fair Value Measurement July 5, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(2,877)	$—	$(2,877)	$—
Foreign currency forward contracts	386	—	386	—
Interest Rate Swaps	(12)	—	(12)	—
Net investment hedges	(68,380)	—	(68,380)	—
Total derivatives	$(70,883)	$—	$(70,883)	$—

	Total Fair Value Measurement March 31, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,521)	$—	$(3,521)	$—
Foreign currency forward contracts	1,173	—	1,173	—
Interest Rate Swaps	(68)	—	(68)	—
Net investment hedges	(69,990)	—	(69,990)	—
Total derivatives	$(72,406)	$—	$(72,406)	$—

The fair values of lead forward contracts are calculated using observable prices for lead as quoted on the London Metal Exchange (“LME”) and, therefore, were classified as Level 2 within the fair value hierarchy, as described in Note 1- Summary of Significant Accounting Policies to the Company's Consolidated Financial Statements included in the 2026 Annual Report.

The fair values for foreign currency forward contracts and net investment hedges are based upon current quoted market prices and are classified as Level 2 based on the nature of the underlying market in which these derivatives are traded.

The fair value of interest rate swap agreements is based on observable prices as quoted for receiving the variable one-month term SOFR and paying fixed interest rates and, therefore, were classified as Level 2.

Financial Instruments

The fair values of the Company’s cash and cash equivalents approximate carrying value due to their short maturities.

The fair value of the Company’s short-term debt and borrowings under the credit facilities as included in Note 11, approximate their respective carrying value, as they are variable rate debt and the terms are comparable to market terms as of the balance sheet dates and are classified as Level 2.

The fair value of the Company's 2032 Notes and 2027 Notes (each as defined in Note 11 and collectively, the "Senior Notes"), represents the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 102% and 102% of face value on July 5, 2026 and March 31, 2026, respectively. The 2027 Notes were trading at approximately 99% and 99% of the face value on July 5, 2026 and March 31, 2026, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at July 5, 2026 and March 31, 2026 were as follows:

	July 5, 2026		March 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (1)	$600,000	$604,800	$600,000	$601,425
Derivatives (2)	$70,883	$70,883	$72,406	$72,406
(1)The fair value amount of the Senior Notes at July 5, 2026 and March 31, 2026 represent the trading value of the instruments.
(2)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at July 5, 2026 and March 31, 2026).

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At July 5, 2026 and March 31, 2026, the Company has hedged the price to purchase approximately 59.3 million pounds and 82.7 million pounds of lead, respectively, for a total purchase price of $53,363 and $74,909, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of July 5, 2026 and March 31, 2026, the Company had entered into a total of $24,102 and $36,771, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on its outstanding variable rate debt. At July 5, 2026 and March 31, 2026, such agreements effectively convert $200,000 of its variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $5,505 of pretax gain relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of

Income. As of July 5, 2026 and March 31, 2026, the notional amount of these contracts was $111,509 and $76,262, respectively.
Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
July 5, 2026 and March 31, 2026

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	July 5, 2026	March 31, 2026	July 5, 2026	March 31, 2026	July 5, 2026	March 31, 2026
Prepaid and other current assets:
Foreign currency forward contracts	197	336	—	—	189	837
Total assets	$197	$336	$—	$—	$189	$837
Accrued expenses:
Lead forward contracts	$2,877	$3,521	$—	$—	$—	$—
Net investment hedges	—	—	14,781	16,076	—	—
Other liabilities:
Interest rate swaps	12	68	—	—	—	—
Net investment hedges	—	—	53,599	53,914	—	—
Total liabilities	$2,889	$3,589	$68,380	$69,990	$—	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended July 5, 2026

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(556)	Cost of goods sold	$(2,574)
Foreign currency forward contracts	379	Cost of goods sold	410
Interest rate swaps	11	Interest expense	(45)
Total	$(166)		$(2,209)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$3,480	Interest expense	$1,870
Total	$3,480		$1,870

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$404
Total		$404

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended June 29, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$1,489	Cost of goods sold	$(1,264)
Foreign currency forward contracts	(1,848)	Cost of goods sold	224
Interest rate swaps	(374)	Interest expense	(297)
Total	$(733)		$(1,337)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(55,994)	Interest expense	$(1,173)
Total	$(55,994)		$(1,173)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$1,118
Total		$1,118

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2027 and 2026 was based on the estimated effective tax rates applicable for the full years ending March 31, 2027 and March 31, 2026, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023.

On January 5, 2026, the OECD issued the Side-by-Side package (the “SbS Package”), which provides administrative guidance that modifies the application of the Pillar 2 rules. The SbS Package includes simplifications and additional safe harbors intended to facilitate coordination between domestic and international tax regimes and the Pillar 2 framework. Certain provisions of the SbS Package intend for U.S.-parented groups being exempt from the application of two of the three Pillar 2 top-up taxes.

The SbS Package is expected to be available for fiscal years beginning on or after January 1, 2026. The safe harbors are not self-executing and generally would require enactment through domestic legislation (and related interpretive guidance) by each Inclusive Framework member, subject to local legislative processes and timelines, as well as guidance related to the European Union (“EU”) Minimum Tax Directive. The Company continues to monitor developments and assess the potential impact of the SbS Package on its results of operations. In addition, the SbS Package extends the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor by one year, through the end of fiscal year 2028. The Company continues to refine the effective tax rate and cash tax impact for Pillar 2 considering legislative changes in multiple countries.

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

The consolidated effective income tax rates for the first quarter of fiscal 2027 and 2026 were 13.7% and 12.5%. The rate increase in the first quarter compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for fiscal 2027 compared to 52% for fiscal 2026. The foreign effective tax rates for the first quarter of fiscal 2027 and 2026 were 17% and 16%, respectively. The foreign effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2027 and fiscal 2026 and were taxed at an effective income tax rate of approximately 13% and 14%, respectively.

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

	Quarter ended
	July 5, 2026	June 29, 2025
Balance at beginning of period	$73,721	$66,421
Current period provisions	4,680	7,018
Costs incurred	(6,572)	(6,025)
Foreign currency translation adjustment	(24)	1,011
Balance at end of period	$71,805	$68,425

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

Tariff refunds

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act (“IEEPA”) to impose certain tariffs levied since February 2025. Pursuant to a court order on March 4, 2026 from the U.S. Court of International Trade (“CIT”) directing the refund of such tariffs, including applicable interest, on April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to facilitate refund claims, to which the Company successfully submitted its refund claim.

The Company recognized any previously paid IEEPA tariff refunds when the gain was realized or realizable. During the three months ended July 5, 2026, the Company recognized a $30,870 reduction in cost of goods sold in the Company’s condensed consolidated statements of income, representing the majority of the CAPE Phase 1 IEEPA tariffs on inventory sold to customers since the tariffs were enacted in February 2025. As of July 5, 2026, the Company recorded a receivable of approximately $16,468 related to IEEPA tariffs paid by the Company between February 2025 and February 2026, which is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

10. Restructuring and Other Exit Charges

Restructuring Programs

As disclosed in the 2026 Annual Report, the Company committed to restructuring plans aimed at improving operational efficiencies across its lines of business.

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company recorded $21,651 in costs relating to the Plan consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Plan was substantially completed as of March 31, 2026.

Restructuring and exit charges for the first quarter of fiscal 2027 by reportable segments are as follows:

	Quarter ended July 5, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate Other	Total
Restructuring charges	$418	$186	$(1)	$—	$603
Exit charges	5,793	4,312	—	—	10,105
Restructuring and other exit charges	$6,211	$4,498	$(1)	$—	$10,708

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2026	$5,904
Accrued	603
Costs incurred	(3,304)
Foreign currency impact	13
Balance as of July 5, 2026	$3,216

Exit Charges

Fiscal 2026 Programs

Tijuana

On March 25, 2026, EnerSys announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing legacy lead acid batteries. Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing EnerSys’ commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, EnerSys plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, EnerSys estimates that there will be a reduction of approximately 474 employees upon completion. EnerSys expects to incur a pre-tax charge of approximately $37 million under this restructuring plan when completed, the majority of which is expected to be incurred by the second half of fiscal year 2027, of which $14 million is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded $10,969 in severance costs.

During fiscal 2027, the Company recorded $237 in retention costs and $3,284 in accelerated depreciation of fixed assets.

Sao Paulo

On March 25, 2026, EnerSys announced a plan to close its facility in Sao Paulo, Brazil. Management continually evaluates the Company's footprint and decided to exit this facility that operated under NIS and IMS segments due to the challenging local economic environment. In connection with this closure, which is estimated to be substantially complete by the end of fiscal 2027, the Company estimates there will be a reduction of approximately 141 employees. EnerSys expects to incur a pre-tax charge of approximately $7,500 under this restructuring plan, of which includes cash charges of approximately $4,500, primarily related to severance and employee retention costs, and other cash and non-cash items.

During fiscal 2026, the Company recorded $2,984 in cash charges relating to severance and contract termination costs and $1,767 in non cash charges relating to right of use and fixed asset impairments.

During fiscal 2027, the Company recorded a $2,369 in additional contract termination costs.

Monterrey

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded IMS batteries. Management determined that future demand for traditional IMS flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13,700 under this restructuring plan when completed, the majority of which was recorded by the end of the 2026 fiscal year, of which $1,500 is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12,200, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded cash charges totaling $5,182 primarily relating to severance costs and unusual manufacturing variances of $2,268

During fiscal 2027, the Company recorded $664 in site cleanup and decommissioning equipment and losses on disposal of assets of $2,464.

Fiscal 2023 Programs

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded IMS batteries for electric forklifts. Management determined that future demand for traditional IMS flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18,500. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9,200 and non-cash charges from inventory and fixed asset write-offs are estimated to be $9,300. These actions will result in the reduction of approximately 165 employees. The plan was completed as of the first quarter of fiscal 2026.

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

Fiscal 2021 Program

Hagen, Germany

In fiscal 2021, the Company's Board of Directors approved a plan to close substantially all of its facility in Hagen, Germany, which produced flooded IMS batteries for electric forklifts. Management determined that future demand for the IMS batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near term decline in demand and increased uncertainty from the pandemic. The Company plans to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

11. Debt

A summary of the Company's short-term borrowings, long term debt and available credit facilities can be found in Note 11 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2026.

The following summarizes the Company’s long-term debt as of July 5, 2026 and March 31, 2026:

	July 5, 2026		March 31, 2026
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes
4.375% Senior Notes due 2027	$300,000	$834	$300,000	$978
6.625% Senior Notes due 2032	300,000	3,033	300,000	3,171
Amended Credit Facility
Third Amended Revolver due 2030 (1)	417,563	3,431	487,563	3,632
	$1,017,563	$7,298	$1,087,563	$7,781
Less: Unamortized issuance costs	7,298		7,781
Long-term debt, net of unamortized issuance costs	$1,010,265		$1,079,782

(1) The Third Amended Revolver bear interest at SOFR plus between 1.250% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio).

Short-Term Debt

As of July 5, 2026 and March 31, 2026, the Company had $28,667 and $29,201, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4.0% and 4.0%, respectively, at July 5, 2026 and March 31, 2026.

Letters of Credit

As of July 5, 2026 and March 31, 2026, the Company had $5,872 and $5,856 of standby letters of credit, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $483 and $479, respectively, for the first quarter ended July 5, 2026 and June 29, 2025.

Available Lines of Credit

As of July 5, 2026 and March 31, 2026, the Company had available and undrawn, under all its lines of credit, $632,896 and $565,015, respectively, including $56,227 and $58,347, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Service cost	$—	$—	$255	$266
Interest cost	—	—	291	690
Expected return on plan assets	—	(10)	(27)	(377)
Amortization and deferral	—	—	(2)	160
Net periodic benefit cost	$—	$(10)	$517	$739

13. Stock-Based Compensation

As of July 5, 2026, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $7,778 for the first quarter of fiscal 2027 and $17,601 for the first quarter of fiscal 2026. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the current quarter of fiscal 2027, the Company granted to non-employee directors 4,699 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

Common stock activity during the current quarter of fiscal 2027 included 64,923 exercises of stock options and the vesting or release of 5,163 restricted stock units including non-employee director restricted stock units

As of July 5, 2026, there were 808,458 non-qualified stock options, 930,338 restricted stock units including non-employee director restricted stock units and 1,154 TSRs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the current quarter ended July 5, 2026:

Shares outstanding as of March 31, 2026	36,462,211
Purchase of treasury stock	(219,204)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	67,443
Shares outstanding as of July 5, 2026	36,310,450

Treasury Stock

During the current quarter ended July 5, 2026, the Company purchased 219,204 shares for $49,958 and purchased 1,740,161 shares for $150,034 during the three months ended June 29, 2025. At July 5, 2026 and March 31, 2026, the Company held 21,305,909 and 21,089,229 shares as treasury stock, respectively. During the current quarter ended July 5, 2026, the Company also issued 2,524 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee

Stock Purchase Plan. During the prior quarter ended June 29, 2025, the Company issued 4,154 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of July 5, 2026 and March 31, 2026, are as follows:

	March 31, 2026	Before Reclassifications	Amounts Reclassified from AOCI	July 5, 2026
Pension funded status adjustment	$(2,636)	$—	$(2)	$(2,638)
Net unrealized gain (loss) on derivative instruments	(4,562)	(142)	1,699	(3,005)
Foreign currency translation adjustment (1)	(205,066)	(6,996)	—	(212,062)
Accumulated other comprehensive (loss) income	$(212,264)	$(7,138)	$1,697	$(217,705)
(1) Foreign currency translation adjustment for the current quarter ended July 5, 2026 includes a $1,238 gain (net of taxes of $372) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the first quarter ended July 5, 2026:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,209	Cost of goods sold
Tax expense	(510)
Net unrealized loss on derivative instruments, net of tax	$1,699

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,870)	Interest expense
Tax expense	437
Net unrealized gain on derivative instruments, net of tax	$(1,433)

Defined benefit pension costs:
Prior service costs and deferrals	$(2)	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	—
Net periodic benefit cost, net of tax	$(2)
The following table presents reclassifications from AOCI during the first quarter ended June 29, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized gain on derivative instruments	$(1,337)	Cost of goods sold
Tax expense	313
Net unrealized gain on derivative instruments, net of tax	$(1,024)

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,173)	Interest expense
Tax expense	274
Net unrealized gain on derivative instruments, net of tax	$(899)

Defined benefit pension costs:
Prior service costs and deferrals	$160	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(37)
Net periodic benefit cost, net of tax	$123

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended July 5, 2026:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2026	$—	$576	$734,922	$(1,361,585)	$2,743,635	$(212,264)	$1,905,284	$3,588	$1,908,872
Stock-based compensation	—	—	7,778	—	—	—	7,778	—	7,778
Exercise of stock options	—	—	5,859	—	—	—	5,859	—	5,859
Purchase of common stock	—	—	—	(49,958)	—	—	(49,958)	—	(49,958)
Other	—	—	(263)	(254)	—	—	(517)	—	(517)
Net earnings	—	—	—	—	116,450	—	116,450	—	116,450
Dividends ($0.2625 per common share)	—	—	245	—	(9,800)	—	(9,555)	—	(9,555)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $—)	—	—	—	—	—	(2)	(2)	—	(2)
Net unrealized gain (loss) on derivative instruments (net of tax gain of $478)	—	—	—	—	—	1,557	1,557	—	1,557
Foreign currency translation adjustment	—	—	—	—	—	(6,996)	(6,996)	59	(6,937)
Balance at July 5, 2026	$—	$576	$748,541	$(1,411,797)	$2,850,285	$(217,705)	$1,969,900	$3,647	$1,973,547

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the first quarter ended June 29, 2025:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	17,601	—	—	—	17,601	—	17,601
Purchase of common stock	—	—	—	(150,034)	—	—	(150,034)	—	(150,034)
Other	—	—	63	266	—	—	329	—	329
Net earnings	—	—	—	—	57,458	—	57,458	—	57,458
Dividends ($0.240 per common share)	—	—	221	—	(9,328)	—	(9,107)	—	(9,107)
Other comprehensive income:							—
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	123	123	—	123
Net unrealized gain (loss) on derivative instruments (net of tax gain of $142)	—	—	—	—	—	462	462	—	462
Foreign currency translation adjustment	—	—	—	—	—	29,789	29,789	40	29,829
Balance at June 29, 2025	$—	$568	$680,610	$(1,138,704)	$2,537,330	$(217,105)	$1,862,699	$3,450	$1,866,149

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended
	July 5, 2026	June 29, 2025
Net earnings attributable to EnerSys stockholders	$116,450	$57,458
Weighted-average number of common shares outstanding:
Basic	36,467,526	38,798,263
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	1,159,145	497,510
Diluted weighted-average number of common shares outstanding	37,626,671	39,295,773
Basic earnings per common share attributable to EnerSys stockholders	$3.19	$1.48
Diluted earnings per common share attributable to EnerSys stockholders	$3.09	$1.46
Anti-dilutive equity awards not included in diluted weighted-average common shares	—	661,088

16. Business Segments

The Company's chief operating decision maker, or CODM (the Company's Chief Executive Officer), reviews financial information for purposes of assessing business performance and allocating resources, by focusing on the lines of business on a global basis. Effective May 28, 2026, the Company realigned its reportable segments to better serve customers and enhance organizational focus. The Company realigned its previous four operating segments into three operating segments under ASC 280, Segment Reporting as follows:

•Network & Infrastructure Solutions (NIS) — providing power solutions and services to broadband, telecommunications, data center, and industrial utility customers.

•Industrial Mobility Solutions (IMS) — providing power for electric industrial forklifts, and other material handling equipment as well as transportation applications, primarily Class 8 trucks.

•Precision Power Solutions (PPS) — providing energy solutions primarily for military vehicles, advanced defense programs, soldier powering and autonomous systems.

The operating segments of NIS, IMS, and PPS also represent the Company's reportable segments under ASC 280, Segment Reporting. All prior comparative periods presented have been recast to conform to these changes.

The following table presents summarized financial information for the reportable segments at July 5, 2026 and June 29, 2025. The Company does not allocate assets to its segments as the CODM does not evaluate the performance of segments using asset information.

	Quarter ended
	July 5, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other unallocated (3)	Total
Net Sales by segment to unaffiliated customers (1)	$428,334	$406,851	$100,456	$—	$935,641
Less:
Other segment items(4)	$383,280	$369,181	$82,183		$834,644

Segment income	$45,054	$37,670	$18,273		$100,997
Less:
Restructuring and other exit charges	6,211	4,498	(1)		10,708
Amortization of intangible assets	5,827	368	2,080		8,275
Stock-based Compensation	2,845	3,738	1,195		7,778
Other	16	34	598		648
Total operating earnings (2)	$30,155	$29,032	$14,401	$77,826	$151,414

Depreciation	$8,390	$11,078	$2,752	$0	$22,220
Capital Expenditures	$4,867	$4,961	$1,986	$608	$12,422
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other unallocated includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits and refunds of IEEPA tariffs recognized relating to amounts paid in prior periods. Also, included are start-up costs for exploration of a new lithium plant.
(4) Primarily includes cost of sales and operating expenses.

	Quarter ended
	June 29, 2025
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other unallocated (3)	Total
Net Sales by segment to unaffiliated customers (1)	$391,371	$420,403	$81,250	$—	$893,024
Less:
Other segment items(4)	$361,411	$378,303	$68,882		$808,596

Segment income	$29,960	$42,100	$12,368		$84,428
Less:
Restructuring and other exit charges	1,054	4,808	—		5,862
Amortization of intangible assets	5,843	407	2,107		8,357
Stock-based Compensation	7,948	8,770	883		17,601
Other	1,032	754	1,399		3,185
Total operating earnings (2)	$14,083	$27,361	$7,979	$37,057	$86,480

Depreciation	$7,308	$9,691	$1,526	$12	$18,537
Capital Expenditures	$13,822	$15,388	$2,217	$1,592	$33,019
(1)Reportable segments do not record inter-segment revenues and accordingly there are none to report.
(2)The Company does not allocate interest expense or other (income) expense, net, to the reportable segments.
(3)     Corporate and other includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits. Also, included are start-up costs for exploration of a new lithium plant.
(4) Primarily includes cost of sales and operating expenses.

Goodwill
Concurrent with the change in reporting segments effective May 28, 2026, goodwill was reassigned to the affected reporting units that have been identified within each operating segment, using a relative fair value approach outlined in ASC 350, Intangibles - Goodwill and Other.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of May 28, 2026, using the relative fair value approach, as well as any changes in the carrying amount of goodwill by segment during the first quarter of fiscal 2027:

	Energy Systems	Motive Power	Specialty	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Total
Balance at March 31, 2026	$255,722	$331,018	$165,684	$—	$—	$—	$752,424
Reassigned	(255,722)	(331,018)	(165,684)	255,722	362,341	134,361	—
Foreign currency translation adjustment	—	—	—	(4,074)	1,034	(1,170)	(4,210)
Balance as of July 5, 2026	$—	$—	$—	$251,648	$363,375	$133,191	$748,214

17. Subsequent Events

Between July 6, 2026 and August 7, 2026, the Company repurchased 249,893 shares for approximately $50,042.

On August 12, 2026, the Board of Directors approved a quarterly cash dividend of $0.2875 per share of common stock to be paid on October 2, 2026 to stockholders of record as of September 18, 2026.

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

Forward-looking statements involve risks, uncertainties and assumptions. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (our “2026 Annual Report”) and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on our website or otherwise, and we undertake no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Overview

EnerSys (the “Company,” “we,” or “us”) is a global leader in stored energy solutions helping industrial, infrastructure and defense customers address critical power and operational needs with batteries, chargers other power equipment. The company delivers integrated solutions that combine energy storage technologies, power electronics, software-enabled intelligence, technical expertise and comprehensive global customer support. EnerSys supports customers across communications networks, data centers, energy infrastructure, material handling, transportation, aerospace and defense — including applications where power continuity is essential. Serving customers in more than 100 countries, EnerSys helps organizations manage energy more reliably, efficiently and intelligently in complex operating environments where uptime, safety and resilience matter.

The Company's three operating segments, based on lines of business, are as follows:

•Network & Infrastructure Solutions (NIS) — providing power solutions and services to broadband, telecommunications, data center, and industrial utility customers.

•Industrial Mobility Solutions (IMS) — providing power for electric industrial forklifts, and other material handling equipment as well as transportation applications, primarily Class 8 trucks.

•Precision Power Solutions (PPS) — providing energy solutions primarily for military vehicles, advanced defense programs, soldier powering and autonomous systems.

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

Inflation in North America, China and EMEA, while more controlled compared to the sharp increases in 2023, remains a challenge despite some cooling in the U.S. and Europe through 2024 and 2025. After reducing rates three consecutive times in 2025, the Fed has held the policy rate steady at 3.50%–3.75% since January 2026, citing improving economic activity and stabilizing unemployment. After several rate cuts the European Central Bank (ECB) held its main interest rates stable from June 2025 through June 2026 when it increased rates due to concerns that the war in the Middle East is generating inflation pressure. Both economies continue to face uncertainties such as potential tariffs and policy changes from a new presidential administration in the U.S. and potential global trade frictions, macroeconomic fragmentation and geopolitical tensions in the euro area. Policy actions in China signal a shift towards more proactive fiscal measures to stabilize consumption and support economic growth. While increasing travel and consumer spending due to relaxed COVID policies have provided some bright spots in 2024 and 2025, China's economy continues to face challenges from a prolonged weak real estate market and declining exports.

The supply chain is generally stable, however, the ongoing Israel-Hamas conflict has periodically disrupted some shipments in the Red Sea. As a result, some ocean freight costs and transit times may temporarily increase until shipping in the region returns to normal. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact of broad market challenges.

The market demand in the forklift truck and Class 8 truck markets has been impacted by tariff policy uncertainty, causing some customers to pause larger projects and general spending activity until there is more clarity on global tariff impacts to their supply chains. The data center and communications markets tend to be less sensitive to tariff policy, with budget and spending plans based on their unique capital spending needs. The data center market is in the midst of a growth cycle driven by AI and increasing digitization. The communications market is currently in a modest, but slow spending recovery as investments in maintenance and network build outs are necessary to support the increased data required to be moved through their infrastructure. Global defense budgets are increasing in response to rising geopolitical tensions. Spending in EMEA has increased at a higher rate than in the US, as large program spending has outpaced sustainment spending with the U.S. Department of War.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2027, we have experienced a range in lead prices from approximately $0.85 per pound to $0.95 per pound. Costs in some of our other raw materials such as steel, acid, separator paper and electronics have moderated since the middle of fiscal year 2024, but we have seen some price increases in other raw materials such as copper and antimony since the beginning of fiscal year 2026.
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

Based on current commodity markets, it is difficult to predict with certainty whether commodity prices will be higher or lower in fiscal 2027 versus fiscal 2026. However, given the lag related to increasing our selling prices for inflationary cost increase, on average our selling prices should be higher in fiscal 2027 versus fiscal 2026. As we concentrate more on energy systems and non-lead chemistries, the emphasis on lead is expected to continue to decline.

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are mostly operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $858.3 million (yielding a primary operating capital percentage of 22.9%) at July 5, 2026, $876.6 million (yielding a primary operating capital percentage of 22.2%) at March 31, 2026 and $993.0 million at June 29, 2025 (yielding a primary operating capital percentage of 27.8%). The primary operating capital percentage of 22.9% at July 5, 2026 increased by 70 basis points compared to March 31, 2026 and decreased 490 basis points compared to June 29, 2025. The increase in primary operating capital percentage at July 5, 2026 compared to March 31, 2026 was primarily due to strategic inventory building and timing of accounts payable payments. The decrease in primary operating capital percentage at July 5, 2026 compared to June 29, 2025 was primarily due to higher amounts of receivables securitized from the Amended Receivables Purchase Agreement (Amended RPA).

Primary operating capital and primary operating capital percentages at July 5, 2026, March 31, 2026 and June 29, 2025 are computed as follows:

($ in Millions)	July 5, 2026	March 31, 2026	June 29, 2025
Accounts receivable, net	$454.8	$506.1	$566.8
Inventory, net	738.7	724.7	789.3
Accounts payable	(335.2)	(354.2)	(363.1)
Total primary operating capital	$858.3	$876.6	$993.0
Trailing 3 months net sales	$935.6	$987.9	$893.0
Trailing 3 months net sales annualized	$3,742.4	$3,951.6	$3,572.0

Primary operating capital as a % of annualized net sales	22.9%	22.2%	27.8%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $530.7 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $576.7 million at July 5, 2026, availability subject to credit agreement financial covenants.

A substantial majority of the Company’s cash and investments are held by foreign subsidiaries and are considered to be indefinitely reinvested and expected to be utilized to fund local operating activities, capital expenditure requirements and acquisitions. The Company believes that it has sufficient sources of domestic and foreign liquidity.

We issued $300 million in aggregate principal amount of our 4.375% Senior Notes due December 15, 2027 (the “2027 Notes”) and $300 million in aggregate principal amount of our 6.625% Senior Notes due 2032 (the “2032 Notes”).

The Company maintains the sixth amendment to the 2017 Credit Facility (as amended, the “Sixth Amended Credit Facility”). The Sixth Amended Credit Facility provides (i) an upsized revolving credit facility in an aggregate committed amount of $1.0 billion (the “ Third Amended Revolver”), which represents an increase of $150 million from the existing revolving credit facility and which matures on September 30, 2030 and (ii) certain other modifications to the existing credit agreement as further set forth in the Sixth Amended Credit Facility. In connection with the Sixth Amended Credit Facility, (i) all of the outstanding term loans (including accrued and unpaid interest thereon) and (ii) all accrued and unpaid interest and fees on the outstanding revolving loans, in each case, under the existing credit agreement were repaid in full.

During the current quarter of fiscal 2027, we purchased 219,204 shares for $50.0 million, and from July 6, 2026 through August 7, 2026, the Company repurchased 249,893 shares for approximately $50.0 million.

On July 23, 2026, we revised the scope of our planned lithium-ion cell manufacturing facility in Greenville, South Carolina. We were awarded a revised grant from the U.S. Department of Energy (DOE) of approximately $150 million, subject to final documentation and customary conditions. Initial capacity is now approximately 1 gigawatt-hour with production focused on aerospace, defense, and specialized industrial applications. The revised DOE grant provides approximately $150 million toward the facility’s estimated $650 million cost. We expect EnerSys’ net investment of approximately $500 million to be funded entirely through operating cash flow. In addition, and as previously announced, EnerSys has also been awarded a comprehensive incentive package through South Carolina and Greenville County valued at approximately $200 million, which includes a combination of short-term and long-term incentives that will help support ongoing operations of the plant. Construction is expected to begin in the first half of fiscal 2028, subject to finalization of the DOE award and other customary conditions, with full production approximately three years thereafter.

We believe that our strong capital structure and liquidity affords us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales increased $42.6 million or 4.8% in the first quarter of fiscal 2027 as compared to the first quarter of fiscal 2026. This increase was the result of a 3% increase in price/mix, a 1% increase in organic volume and 1% increase in foreign currency translation.

Segment sales

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Network & Infrastructure Solutions	$428.3	45.8%	$391.4	43.8%	$36.9	9.4%
Industrial Mobility Solutions	406.8	43.5	420.4	47.1	(13.6)	(3.2)
Precision Power Solutions	100.5	10.7	81.2	9.1	19.3	23.6
Total net sales	$935.6	100.0%	$893.0	100.0%	$42.6	4.8%

Net sales of our Network & Infrastructure Solutions segment in the first quarter of fiscal 2027 increased $36.9 million or 9.4% compared to the first quarter of fiscal 2026. This increase was due to a 5% increase in organic volume, and a 4% increase in price/mix. This increase is primarily a result of higher volumes and favorable price/mix across all three customer segments, data center, network communications, and industrial customers.

Net sales of our Industrial Mobility Solutions segment in the first quarter of fiscal 2027 decreased by $13.6 million or 3.2% compared to the first quarter of fiscal 2026. This decrease was primarily due to a 5% decrease in organic volume, offset by a 1% increase in price/mix and 1% increase from foreign currency translation. This decrease is primarily a result of lower volumes due to macro uncertainty in the material handling market, offset by a rebound in the transportation market.

Net sales of our Precision Power Solutions segment in the first quarter of fiscal 2027 increased by $19.3 million or 23.6% compared to the first quarter of fiscal 2026. The increase was primarily due to a 16% increase in organic volume, a 7% increase in price/mix and a 1% increase in acquisitions. This increase in sales is primarily a result of increased demand and favorable product/mix.

Gross Profit

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$313.4	33.5%	$253.2	28.4%	$60.2	23.8%

Gross profit increased $60.2 million or 23.8% in the first quarter compared to the comparable periods of fiscal 2026. Gross profit, as a percentage of net sales, increased 510 basis points in the first quarter compared to the first quarter of fiscal 2026. The gross profit margin as a percentage of revenue reflects greater impact of 45X benefits, IEEPA tariff refunds, and favorable price/mix compared to the first quarter of fiscal 2026.

Operating Items

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$151.3	16.2%	$160.8	18.0%	$(9.5)	(6.0)%
Restructuring and other exit charges	$10.7	1.1%	$5.9	0.7%	$4.8	82.7%

Operating expenses, as a percentage of sales, decreased 180 basis points in the first quarter of fiscal 2027, compared to the first quarter of fiscal 2026.

Selling expenses, our main component of operating expenses, decreased $2.0 million or 3.5% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026, and decreased 50 basis points as a percentage of net sales. Also, we experienced higher operating expenses due to additional accelerated stock compensation expense of $10.2 million in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2027.

Restructuring and Other Exit Charges

Restructuring Charges

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. During the current quarter of fiscal 2027, the Company recorded

$21,651 in costs relating to the Plan consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Plan is substantially completed as of March 31, 2026.

Exit Charges

Fiscal 2026 Program

Tijuana

On March 25, 2026, EnerSys announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing lead acid batteries. Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing EnerSys’ commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, EnerSys plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, EnerSys estimates that there will be a reduction of approximately 474 employees upon completion. EnerSys expects to incur a pre-tax charge of approximately $37 million under this restructuring plan when completed, the majority of which is expected to be incurred by the second half of fiscal year 2027, of which $14 million is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23 million,include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded $11.0 million in severance costs.

During the current quarter of fiscal 2027, the Company recorded $3.3 million in accelerated deprecation of fixed assets.

Sao Paulo

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

During fiscal 2026, the Company recorded $3.0 million in cash charges relating to severance and contract termination costs and $1.8 million in non cash charges relating to right of use and fixed asset impairments.

During the current quarter of fiscal 2027, the Company recorded $2.4 million in additional contract termination costs.

Monterrey

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded batteries. Management determined that future demand for traditional material handling flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to EnerSys’ existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13.7 million under this restructuring plan when completed, the majority of which is expected to be recorded by the end of the 2025 calendar year, of which $1.5 million is expected to be a non-cash charge from fixed asset and inventory related charges. Cash charges of approximately $12.2 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded cash charges totaling $5.2 million primarily relating to severance costs and unusual manufacturing variances of $2.3 million.

During the current quarter of fiscal 2027, the Company recorded $0.7 million in site cleanup and decommissioning equipment and losses on disposal of assets of $2.5 million.

Fiscal 2023 Programs

Ooltewah

On June 29, 2022, the Company committed to a plan to close its facility in Ooltewah, Tennessee, which produced flooded batteries for electric forklifts. Management determined that future demand for traditional flooded cells will decrease as customers transition to maintenance free product solutions in lithium and TPPL. The Company currently estimates that the total charges for these actions will amount to approximately $18.5 million. Cash charges for employee severance related payments, cleanup related to the facility, contractual releases and legal expenses are estimated to be $9.2 million and non-cash charges from inventory and fixed asset write-offs are estimated to be $9.3 million. These actions will result in the reduction of approximately 165 employees. The plan was completed as of the first quarter of fiscal 2026.

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

During fiscal 2025, the Company recorded $0.5 million in cash charges relating to site cleanup.

During fiscal 2026, the Company recorded a $1.1 million gain of the sale of the building.

Fiscal 2021 Programs

Hagen, Germany

In fiscal 2021, we committed to a plan to close substantially all of our facility in Hagen, Germany, which produced flooded batteries for electric forklifts. Management determined that future demand for the batteries produced at this facility was not sufficient, given the conversion from flooded to maintenance free batteries by customers, the existing number of competitors in the market, as well as the near-term decline in demand and increased uncertainty from the pandemic. We plan to retain the facility with limited sales, service and administrative functions along with related personnel for the foreseeable future.

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

.

Operating Earnings

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Network & Infrastructure Solutions	$45.0	10.5%	$29.9	7.7%	$15.1	50.4%
Industrial Mobility Solutions	37.7	9.3	42.1	10.0	(4.4)	(10.5)
Precision Power Solutions	18.3	18.2	12.4	15.2	5.9	47.7
Corporate and other unallocated (2)	77.8	8.3	37.1	4.1	40.7	NM
Subtotal	178.8	19.1	121.5	13.6	57.3	47.2
Restructuring and other exit charges - Network & Infrastructure Solutions	(6.2)	(1.5)	(1.1)	(0.3)	(5.1)	NM
Restructuring and other exit charges - Industrial Mobility Solutions	(4.5)	(1.1)	(4.8)	(1.1)	0.3	6.5
Amortization of intangible assets - Network & Infrastructure Solutions	(5.8)	(1.4)	(5.9)	(1.5)	0.1	NM
Amortization of intangible assets - Industrial Mobility Solutions	(0.4)	(0.1)	(0.4)	(0.1)	—	NM
Amortization of intangible assets - Precision Power Solutions	(2.1)	(2.1)	(2.1)	(2.6)	—	NM
Stock compensation expense - Network & Infrastructure Solutions	(2.8)	(0.7)	(8.0)	(2.0)	5.2	64.2
Stock compensation expense - Industrial Mobility Solutions	(3.8)	(0.9)	(8.7)	(2.1)	4.9	57.4
Stock compensation expense - Precision Power Solutions	(1.2)	(1.2)	(0.9)	(1.1)	(0.3)	(35.3)
Other - Network & Infrastructure Solutions	—	—	(0.9)	(0.3)	0.9	NM
Other - Industrial Mobility Solutions	—	—	(0.8)	(0.2)	0.8	NM
Other - Precision Power Solutions	(0.6)	(0.6)	(1.4)	(1.7)	0.8	57.3
Total operating earnings	$151.4	16.2%	$86.5	9.7%	$64.9	75.1%
NM = not meaningful
(1) The percentages shown for the segments are computed as a percentage of the applicable segment’s net sales; Corporate and other unallocated is computed based on total consolidated net sales
(2) Corporate and other unallocated includes amounts managed on a company-wide basis and not directly allocated to any reportable segments, primarily relating to IRC 45X production tax credits and refunds of IEEPA tariffs recognized relating to amounts paid in prior periods. Also, included are start-up costs for exploration of a new lithium plant.

Operating earnings increased $64.9 million or 75.1% in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. Operating earnings, as a percentage of net sales, increased 650 basis points in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.

The Network & Infrastructure Solutions operating earnings, as a percentage of sales, increased 280 basis points in the first quarter of fiscal 2027 compared to the first quarter fiscal 2026. This increase was driven by improved price/mix combined with higher volumes of data center and industrial customers. We also continue to benefit from lower operating costs from tight cost controls and restructuring initiatives.

The Industrial Mobility Solutions operating earnings, as a percentage of sales, decreased 70 basis points in the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026. The slight decrease in the quarter was driven by foreign currency impacts and lost leverage from lower sales mitigated by improved price/mix.

The Precision Power Solutions operating earnings, as a percentage of sales, increased 300 basis points in the first quarter compared to the first quarter of fiscal 2026. The increase for the quarter is a result of a favorable price/mix and leverage from higher volumes compared to prior quarter.

Interest Expense

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$10.6	1.1%	$11.3	1.3%	$(0.7)	(6.3)%

Interest expense of $10.6 million in the first quarter of fiscal 2027 (net of interest income of $4.2 million) was $0.7 million lower than the interest expense of $11.3 million in the first quarter of fiscal 2026 (net of interest income of $3.2 million).

The decrease in interest expense in the first quarter of fiscal 2027 is primarily due to lower levels of debt outstanding. Our average debt outstanding was $1,129.5 million in the first quarter compared to $1,174.9 million in the first quarter and of fiscal 2026.

Included in interest expense are non-cash charges for deferred financing fees of $0.5 million for the first quarter of fiscal 2027 and $0.5 million in the first quarter of fiscal 2026.

Other (Income) Expense, Net

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$5.8	0.6%	$9.5	1.0%	$(3.7)	(38.9)%
NM = not meaningful

Other (income) expense, net in the first quarter of fiscal 2027 was expense of $5.8 million compared to expense of $9.5 million in the first quarter of fiscal 2026. Foreign currency impact resulted in a loss of $0.2 million in the first quarter of fiscal 2027 compared to a foreign currency loss of $6.2 million in the first quarter of fiscal 2026.

Earnings Before Income Taxes

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$135.0	14.4%	$65.7	7.4%	$69.3	NM

As a result of the above, earnings before income taxes in the first quarter of fiscal 2027 increased $69.3 million, or over 100%, compared to the first quarter of fiscal 2026.

Income Tax Expense

	Quarter ended July 5, 2026		Quarter ended June 29, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$18.5	2.0%	$8.2	1.0%	$10.3	NM
Effective tax rate	13.7%		12.5%		1.2%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the first quarter of fiscal 2027 and 2026 was based on the estimated effective tax rates applicable for the full years ending March 31, 2027 and March 31, 2026, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

The Organization for Economic Co-operation and Development (OECD) has adopted model rules to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective for taxable years beginning after December 31, 2023.

On January 5, 2026, the OECD issued the Side-by-Side package (the “SbS Package”), which provides administrative guidance that modifies the application of the Pillar 2 rules. The SbS Package includes simplifications and additional safe harbors intended to facilitate coordination between domestic and international tax regimes and the Pillar 2 framework. Certain provisions of the SbS Package intend for U.S.-parented groups being exempt from the application of two of the three Pillar 2 top-up taxes.

The SbS Package is expected to be available for fiscal years beginning on or after January 1, 2026. The safe harbors are not self-executing and generally would require enactment through domestic legislation (and related interpretive guidance) by each Inclusive Framework member, subject to local legislative processes and timelines, as well as guidance related to the European Union (“EU”) Minimum Tax Directive. The Company continues to monitor developments and assess the potential impact of the SbS Package on its results of operations. In addition, the SbS Package extends the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor by one year, through the end of fiscal year 2028. The Company continues to refine the effective tax rate and cash tax impact for Pillar 2 considering legislative changes in multiple countries.

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

The consolidated effective income tax rates for the first quarter of fiscal 2027 and 2026 were 13.7% and 12.5%. The rate increase in the first quarter compared to the prior year period is primarily due to changes in the mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 51% for fiscal 2027 compared to 52% for fiscal 2026. The foreign effective tax rates for the first quarter of fiscal 2027 and 2026 were 17% and 16%, respectively. The foreign effective tax rate increase in the first quarter compared to the first quarter of the prior year is primarily due to changes in the mix of earnings among tax jurisdictions. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2027 and fiscal 2026 and were taxed at an effective income tax rate of approximately 13% and 14%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $230.2 million in the three months of fiscal 2027 compared to $1.0 million of cash provided in the three months of fiscal 2026. Inventory increased or used cash of $14.5 million, and accounts receivable decreased or provided cash of $48.2 million. Additionally, accounts payable decreased or used cash of $22.5 million. In the three months of fiscal 2027, net earnings were $116.5 million, depreciation and amortization $30.5 million, stock-based compensation $7.8 million, and $0.4 million in cash disbursements from derivatives not designated in hedging relationships. Prepaid and other current assets provided funds of $88.9 million, primarily from a decrease of $81.0 million in prepaid taxes that included $115.5 million payment from the IRS relating to prior year tax return refund, $11.3 million in miscellaneous other accruals, $4.9 million in contract assets, and partially offset by increases of $8.3 million in non trade receivables. Accrued expenses were a use of funds of $38.0 million primarily from a decrease in payroll accruals of $27.9 million, sales related accruals of $10.5 million, freight accruals of $7.6 million, contract liabilities of $6.9 million, restructuring accruals of $2.6 million, and warranty accruals of $1.9 million, partially offset by increases of $13.6 million in miscellaneous and other accruals, including professional and tax accruals, and $5.9 million to deferred income.
In the first three months of fiscal 2026, operating activities provided cash of $1.0 million with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, prepaid and other current assets, accrued expenses and accounts payable. Inventory increased or used cash of $33.5 million, and accounts receivable decreased or provided cash of $50.2 million. Additionally, accounts payable decreased or used cash of $43.0 million. In the three months of fiscal 2026, net earnings were $57.5 million, depreciation and amortization $26.9 million, stock-based compensation $17.6 million, and $2.5 million in cash proceeds from derivatives not designated in hedging relationships. Prepaid and other current assets were a use of funds of $38.9 million, primarily from an increase of $30.3 million in prepaid taxes, $12.1 million in contract assets, partially offset by a decrease of $3.5 million in other prepaid expenses. Accrued expenses were a use of funds of $38.4 million primarily from decrease in tax accruals of $3.4 million, payroll related payments of $22.8 million net of accruals, and sales related accruals of $14.3 million, partially offset by $0.5 million in accrued interest net of interest payments.

Investing activities used cash of $12.3 million in the three months of fiscal 2027, which primarily consisted of capital expenditures of $12.4 million relating to plant improvements, partially offset by $0.1 million in proceeds from disposal of property, plants, and equipment.

Investing activities used cash of $41.4 million in the first three months of fiscal 2026, which primarily consisted of acquisitions of $12.6 million and capital expenditures of $33.0 million relating to plant improvements, partially offset by $4.2 million in proceeds from disposal of property, plants, and equipment.

Financing activities used cash of $123.8 million in the three months of fiscal 2027. During the three months of fiscal 2027, we borrowed $120.0 million under the Second Amended Revolver and repaid $190.0 million of the Second Amended Revolver. We purchased treasury stock totaling $50.0 million and paid cash dividends to our stockholders totaling $9.6 million. Additionally in the three months, we received option proceeds of $5.9 million

Financing activities provided cash of $26.0 million in the three months of fiscal 2026. During the three months of fiscal 2026, we borrowed $231.7 million under the Second Amended Revolver and repaid $46.7 million of the Second Amended Revolver. Net repayments on short-term debt were $0.2 million. We purchased treasury stock totaling $150.0 million and paid cash dividends to our stockholders totaling $9.1 million.
Currency translation had a negative impact of $2.0 million on our cash balance in the three months of fiscal 2027 compared to the positive impact of $18.0 million on our cash balance in the three months of fiscal 2026. In the three months of fiscal 2027, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents increased by $92.0 million to $530.7 million, in the three months of fiscal 2027 compared to an increase of $3.5 million to $346.7 million, in the three months of fiscal 2026.

Compliance with Debt Covenants
The Company maintains the sixth amendment to the 2017 Credit Facility (as amended, the “Sixth Amended Credit Facility”). The Sixth Amended Credit Facility provides (i) an upsized revolving credit facility in an aggregate committed amount of $1.0 billion (the “ Third Amended Revolver”), which represents an increase of $150 million from the existing revolving credit facility and which matures on September 30, 2030 and (ii) certain other modifications to the existing credit agreement as further set forth in the Sixth Amended Credit Facility. In connection with the Sixth Amended Credit Facility, (i) all of the outstanding term loans (including accrued and unpaid interest thereon) and (ii) all accrued and unpaid interest and fees on the outstanding revolving loans, in each case, under the existing credit agreement were repaid in full.

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

We are in compliance with all covenants and conditions under our Sixth Amended Credit Facility and Senior Notes. We believe that we will continue to comply with the financial covenants and conditions, and that we have the financial resources and the capital available to fund the foreseeable organic growth in our business and to remain active in pursuing further acquisition opportunities. See Note 11 to the Consolidated Financial Statements included in our 2026 Annual Report and Note 11 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for a detailed description of our debt.

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2026 Annual Report. As of July 5, 2026, we had no significant changes to our contractual obligations table contained in our 2026 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at July 5, 2026 are $71.6 million (pre-tax). Those contracts that result in an asset position at July 5, 2026 are $0.7 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

We hedge our net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and Euro. Depending on the movement in the exchange rates between the U.S. dollar and Euro at maturity, the Company may owe the counterparties an amount that is different from the notional amount of $600 million.

Cross-Currency Fixed Interest Rate Swap Contracts:

Dated Entered Into	Notional Amount (in millions)	Maturity Date
September 29, 2022	$150.0	December 15, 2027
July 2, 2024	150.0	January 15, 2029
December 23, 2024	150.0	June 15, 2028
December 24, 2024	150.0	December 15, 2026

Excluding our cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. At July 5, 2026 and March 31, 2026 such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

A 100 basis point increase in interest rates would have increased annual interest expense by approximately $2.5 million on the variable rate portions of our debt.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
July 5, 2026	$53.4	59.3	$0.90	14%
March 31, 2026	74.9	82.7	0.91	19
June 29, 2025	96.1	107.0	0.90	23
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 55% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at July 5, 2026, lead purchased by July 5, 2026 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

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

At July 5, 2026 and June 29, 2025, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $81.7 million and $80.5 million, respectively.

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

(b) Internal Control Over Financial Reporting. Our management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and determined that there were no changes in our internal control over financial reporting during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in litigation incidental to the conduct of our business. See Litigation and Other Legal Matters in Note 9 - Commitments, Contingencies and Litigation to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Item 1A.	Risk Factors
In addition to the other information set forth in this Form 10-Q and the risk factors set forth below, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2026 Annual Report, which could materially affect our business, financial condition or future results.

We may experience issues with lithium-ion cells or other components manufactured at our proposed gigafactory, which may harm the production and profitability of our gigafactory investment.

Our plan to grow the volume and profitability of our PPS business depends on significant Foreign Entity of Concern compliant lithium-ion battery cell production, including at a proposed gigafactory in South Carolina. If we are unable to commence or otherwise do not maintain and grow our respective operations when opened, if we cannot execute our strategy, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our ability to grow the volume and profitability of our PPS business. Additionally, the start-up of operations after such project has been completed is also subject to risk. In order to complete the construction of the proposed gigafactory and achieve our profitability goals, we are relying upon, among other things, federal funding as well as short-term and long-term incentive packages through South Carolina and Greenville County. Our ability to realize and procure these benefits is subject to a variety of market, operational, regulatory and labor-related factors. Any failure to complete these projects, or any delays or failure to achieve the anticipated results from the implementation of this project, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our $150 million funding from the U.S. Department of Energy ("DOE") is subject to review and will be subject to negotiation of specific terms and contingent on our compliance with the requirements negotiated with the DOE.

In January 2025, we entered into an agreement with the DOE's Office of Manufacturing and Energy Supply Chains for a $199 million award to support the construction of a new lithium-ion cell production facility in Greenville, South Carolina. With the revised scope and reduced size of the proposed gigafactory, in July 2026, we received a revised award of $150 million from the DOE. This funding additionally remains subject to certain compliance obligations and other terms and conditions.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
April 1 - April 30, 2026	51,232	$201.09	—	$951,353,634
May 1 - May 31, 2026	26,265	230.51	16,356	947,633,788
June 1 - July 5, 2026	204,208	227.96	202,848	900,999,498
Total	281,705	$223.31	219,204

(1) The Company's Board of Directors has authorized the Company to repurchase up to such number of shares as shall equal the dilutive effects of any equity-based awards issued during such fiscal year under the 2023 Equity Incentive Plan and the number of shares exercised through stock option awards during such fiscal year, approximately $75.0 million.
(2) On August 6, 2025, the Company announced the establishment of a $1.0 billion stock repurchase authorization, with an expiration date of five years from the time of adoption unless otherwise modified or terminated by the Board.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
During the quarter ended July 5, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) except as follows:

On June 12, 2026, Mark Matthews, CTO and President, Precision Power Solutions, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "10b5-1 Plan"). Mr. Matthews's 10b5-1 Plan provides for the potential sale of up to 971 shares of EnerSys common stock, subject to certain conditions and expires on December 31, 2026.

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

10.1	Form of Award Agreements for Employees - Restricted Stock Units - 2023 EIP (filed herewith)

10.2	Form of Award Agreement for Employees - Performance-Based Stock Units - Adjusted EPS - 2023 EIP (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) Under the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERSYS (Registrant)

By	/s/ Andrea J. Funk
Andrea J. Funk
Chief Financial Officer

Date: August 12, 2026