Form 10-Q
period 2026-10-04
EnerSys
filed 2026-11-12
CIK 1289308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2026

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
Common Stock outstanding at November 6, 2026: 35,586,729 shares

EnerSys
INDEX – FORM 10-Q

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EnerSys
Consolidated Condensed Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Data)

	October 4, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$275,500	$438,675
Accounts receivable, net of allowance for doubtful accounts: October 4, 2026 - $11,738; March 31, 2026 - $8,583	448,332	506,072
Inventories, net	753,454	724,690
Prepaid and other current assets	426,322	472,373
Total current assets	1,903,608	2,141,810
Property, plant, and equipment, net	561,183	593,002
Goodwill	744,331	752,424
Other intangible assets, net	326,070	342,898
Deferred taxes	65,355	69,008
Other assets	97,831	104,182
Total assets	$3,698,378	$4,003,324
Liabilities and Equity
Current liabilities:
Short-term debt	$28,661	$29,201
Accounts payable	365,824	354,190
Accrued expenses	400,715	420,647
Total current liabilities	795,200	804,038
Long-term debt, net of unamortized debt issuance costs	786,186	1,079,782
Deferred taxes	13,716	13,909
Other liabilities	193,520	196,723
Total liabilities	1,788,622	2,094,452
Commitments and contingencies
Equity:
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at October 4, 2026 and at March 31, 2026	—	—
Common Stock, $0.01 par value per share, 135,000,000 shares authorized, 57,805,720 shares issued and 35,822,630 shares outstanding at October 4, 2026; 57,551,440 shares issued and 36,462,211 shares outstanding at March 31, 2026	578	576
Additional paid-in capital	740,219	734,922
Treasury stock at cost, 21,983,090 shares held as of October 4, 2026 and 21,089,229 shares held as of March 31, 2026	(1,542,647)	(1,361,585)
Retained earnings	2,929,313	2,743,635
Accumulated other comprehensive loss	(221,397)	(212,264)
Total EnerSys stockholders’ equity	1,906,066	1,905,284
Nonredeemable noncontrolling interests	3,690	3,588
Total equity	1,909,756	1,908,872
Total liabilities and equity	$3,698,378	$4,003,324
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Quarter ended
	October 4, 2026	September 28, 2025
Sales from products	$849,519	$861,194
Sales from services	100,383	90,092
Net sales	949,902	951,286
Cost of goods sold	580,485	599,700
Cost of services	83,993	74,442
Inventory adjustment relating to exit activities	1,071	—
Gross profit	284,353	277,144
Operating expenses	148,180	164,026
Restructuring and other exit charges	20,718	21,086
Operating earnings	115,455	92,032
Interest expense	10,076	12,176
Other expense (income), net	2,843	3,380
Earnings before income taxes	102,536	76,476
Income tax expense	12,962	8,050
Net earnings attributable to EnerSys stockholders	$89,574	$68,426
Net earnings per common share attributable to EnerSys stockholders:
Basic	$2.49	$1.83
Diluted	$2.42	$1.80
Dividends per common share	$0.2875	$0.2625
Weighted-average number of common shares outstanding:
Basic	36,033,626	37,436,456
Diluted	36,957,443	37,977,855
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Six months ended
	October 4, 2026	September 28, 2025
Sales from products	$1,685,117	$1,667,006
Sales from services	200,426	177,304
Net sales	1,885,543	1,844,310
Cost of goods sold	1,119,131	1,165,747
Cost of services	167,628	148,191
Inventory adjustment relating to exit activities	1,071	—
Gross profit	597,713	530,372
Operating expenses	299,418	324,912
Restructuring and other exit charges	31,426	26,948
Operating earnings	266,869	178,512
Interest expense	20,674	23,488
Other expense (income), net	8,652	12,890
Earnings before income taxes	237,543	142,134
Income tax expense	31,519	16,250
Net earnings attributable to EnerSys stockholders	$206,024	$125,884
Net earnings per common share attributable to EnerSys stockholders:
Basic	$5.68	$3.30
Diluted	$5.52	$3.26
Dividends per common share	$0.55	$0.5025
Weighted-average number of common shares outstanding:
Basic	36,256,377	38,113,597
Diluted	37,297,985	38,645,031
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Quarter ended		Six Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net earnings	$89,574	$68,426	$206,024	$125,884
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments, net of tax	43	(948)	1,600	(486)
Pension funded status adjustment, net of tax	(2)	122	(4)	245
Foreign currency translation adjustment	(3,690)	(2,703)	(10,627)	27,126
Total other comprehensive income (loss), net of tax	(3,649)	(3,529)	(9,031)	26,885
Total comprehensive income (loss)	85,925	64,897	196,993	152,769
Comprehensive income (loss) attributable to noncontrolling interests	43	19	102	59
Comprehensive income (loss) attributable to EnerSys stockholders	$85,882	$64,878	$196,891	$152,710
See accompanying notes.

EnerSys
Consolidated Condensed Statements of Cash Flows (Unaudited)
(In Thousands)

	Six months ended
	October 4, 2026	September 28, 2025
Cash flows from operating activities
Net earnings	$206,024	$125,884
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	59,365	54,889
Write-off of assets relating to exit activities	17,373	(619)
Derivatives not designated in hedging relationships:
Net losses (gains)	88	(498)
Cash (settlements) proceeds	749	2,070
Provision for doubtful accounts	4,377	404
Deferred income taxes	(1,407)	(68)
Non-cash interest expense	967	1,212
Stock-based compensation	14,128	22,036
Loss (gain) on disposal of property, plant, and equipment	1,242	284
Changes in assets and liabilities:
Accounts receivable	50,062	43,652
Inventories	(33,751)	(48,664)
Prepaid and other current assets	60,349	69,493
Other assets	1,605	560
Accounts payable	12,105	(34,650)
Accrued expenses	(27,521)	(21,393)
Other liabilities	7,064	4,423
Net cash provided by (used in) operating activities	372,819	219,015

Cash flows from investing activities
Capital expenditures	(24,821)	(53,922)
Purchase of business	—	(12,662)
Proceeds from disposal of property, plant, and equipment	212	4,189
Net cash (used in) provided by investing activities	(24,609)	(62,395)

Cash flows from financing activities
Net borrowings (repayments) on short-term debt	121	(143)
Proceeds from Second Amended Revolver borrowings	241,500	467,563
Repayments of Second Amended Revolver borrowings	(536,063)	(155,000)
Repayment of Term Loans	—	(210,000)
Options proceeds, net	7,235	16,948
Payment of taxes related to net share settlement of equity awards	(17,042)	(8,192)
Purchase of treasury stock	(180,000)	(217,784)
Dividends paid to stockholders	(19,854)	(18,917)
Debt Issuance Costs Sixth Amended Credit Facility	—	(3,276)
Other	677	588
Net cash (used in) provided by financing activities	(503,426)	(128,213)
Effect of exchange rate changes on cash and cash equivalents	(7,959)	17,068
Net increase (decrease) in cash and cash equivalents	(163,175)	45,475
Cash and cash equivalents at beginning of period	438,675	343,131
Cash and cash equivalents at end of period	$275,500	$388,606
See accompanying notes.

EnerSys
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
(In Thousands, Except Share and Per Share Data)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments except those otherwise described herein) considered necessary for a fair presentation have been included, unless otherwise disclosed. Operating results for the three and six months ended October 4, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027.

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

A portion of the Company's customer arrangements oblige the Company to create customized products for its customers that require combining both products and services into a single performance obligation because the individual products and services that are required to fulfill the customer requirements do not meet the definition for a distinct performance obligation. These customized products generally have no alternative use to the Company and the terms and conditions of these arrangements give the Company the enforceable right to payment for performance completed to date, including a reasonable profit margin. For these arrangements, control transfers over time and the Company measures progress towards completion by selecting the input or output method that best depicts the transfer of control of the underlying goods and services to the customer for each respective arrangement. Methods used by the Company to measure progress toward completion include labor hours, costs incurred and units of production. Revenues recognized over time for the second quarter of fiscal 2027 and 2026 amounted to $38,284 and $38,786, respectively. Revenues recognized over time for the six months of fiscal 2027 and 2026 amounted to $79,801 and $76,282.

On October 4, 2026, the aggregate transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations was approximately $178,985, of which, the Company estimates that approximately $74,509 will be recognized as revenue in fiscal 2027, $94,040 in fiscal 2028, $7,002 in fiscal 2029, $3,000 in fiscal 2030, and $434 in fiscal 2031 and after.

Any payments that are received from a customer in advance, prior to the satisfaction of a related performance obligation and billings in excess of revenue recognized, are deferred and treated as a contract liability. Advance payments and billings in excess of revenue recognized are classified as current or non-current based on the timing of when recognition of revenue is expected. As of October 4, 2026, the current and non-current portion of contract liabilities were $47,268 and $1,935, respectively. As of March 31, 2026, the current and non-current portion of contract liabilities were $48,080 and $1,830, respectively. Revenues recognized during the second quarter of fiscal 2027 and 2026 that were included in the contract liability at the beginning of the quarter amounted to $4,533 and $4,630, respectively. Revenues recognized during the six months of fiscal 2027 and 2026 that were included in the contract liability at the beginning of the year, amounted to $12,231 and $3,737, respectively.

Amounts representing work completed and not billed to customers represent contract assets and were $96,736 and $93,798 as of October 4, 2026 and March 31, 2026, respectively.

The Company uses historic customer product return data as a basis of estimation for customer returns and records the reduction of sales at the time revenue is recognized. At October 4, 2026, the right of return asset related to the value of inventory anticipated to be returned from customers was $4,270 and the refund liability representing amounts estimated to be refunded to customers was $6,810.

3. Accounts Receivable

	October 4, 2026	March 31, 2026
Accounts receivable	$460,070	$514,655
Allowance for doubtful accounts	11,738	8,583
Accounts receivable, net	$448,332	$506,072

During the third quarter of fiscal 2023, the Company entered into a Receivables Purchase Agreement ("RPA"), under which the Company continuously sells its interest in designated pools of trade accounts receivable, at a discount, to a special purpose entity, which in turn sells certain of the receivables to an unaffiliated financial institution ("unaffiliated financial institution") on a monthly basis. The Company may sell certain US-originated accounts receivable balances up to a maximum amount of $150,000. On December 15, 2025, the Company entered into an amendment to the RPA (as amended, the "Amended RPA"), that increased the aggregate amount of certain US-originated accounts receivable balances to a maximum amount of $250,000 plus an additional $50,000 accordion feature that is uncommitted and subject to certain additional conditions. The Amended RPA added certain additional financial institutions and matures on December 15, 2028. In return for these sales, the Company receives a cash payment equal to the face value of the receivables and is charged a fee of Secured Overnight Financing Rate (“SOFR”) plus 85 basis points against the sold receivable balance. The program is conducted through EnerSys Finance LLC ("EnerSys Finance"), an entity structured to be bankruptcy remote. The Company is deemed the primary beneficiary of EnerSys Finance as the Company has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, EnerSys Finance is included in the Company’s Consolidated Condensed Financial Statements.

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

During the second quarter and the six months of fiscal 2027, the Company sold $346,318 and $682,504, respectively, of accounts receivable for approximately $346,318 and $682,504, respectively, in proceeds to unaffiliated financial institutions, of which $346,318 and $682,504, respectively, were collected as of October 4, 2026. During the second quarter and the six months of fiscal 2026, the Company sold $209,805 and $399,697, respectively, of accounts receivable for approximately $209,805 and $399,697, respectively, in net proceeds to an unaffiliated financial institution, of which $209,805 and $399,697, respectively, were collected as of September 28, 2025. Total collateralized accounts receivables of approximately $372,887 were held by EnerSys Finance at October 4, 2026.

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

4. Inventories

	October 4, 2026	March 31, 2026
Raw materials	$299,623	$287,705
Work-in-process	136,474	111,719
Finished goods	317,357	325,266
Total	$753,454	$724,690

5. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables represent the financial assets and (liabilities) measured at fair value on a recurring basis as of October 4, 2026 and March 31, 2026, and the basis for that measurement:

	Total Fair Value Measurement October 4, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(1,792)	$—	$(1,792)	$—
Foreign currency forward contracts	(364)	—	(364)	—
Net investment hedges	(55,822)	—	(55,822)	—
Total derivatives	$(57,978)	$—	$(57,978)	$—

	Total Fair Value Measurement March 31, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Lead forward contracts	$(3,521)	$—	$(3,521)	$—
Foreign currency forward contracts	1,173	—	1,173	—
Interest Rate Swaps	(68)	—	(68)	—
Net investment hedges	(69,990)	—	(69,990)	—
Total derivatives	$(72,406)	$—	$(72,406)	$—

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

The fair values of the Company's 2032 Notes and 2027 Notes, represent the trading values based upon quoted market prices and are classified as Level 2. The 2032 Notes were trading at approximately 99% and 102% of face value on October 4, 2026 and March 31, 2026, respectively. The 2027 Notes were trading at approximately 98% and 99% of the face value on October 4, 2026 and March 31, 2026, respectively.

The carrying amounts and estimated fair values of the Company’s derivatives and Senior Notes at October 4, 2026 and March 31, 2026 were as follows:

	October 4, 2026		March 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Senior Notes (1)	$600,000	$591,060	$600,000	$601,425
Derivatives (2)	$57,978	$57,978	$72,406	$72,406
(1)The fair value amount of the Senior Notes at October 4, 2026 and March 31, 2026 represent the trading value of the instruments.
(2)Represents lead, foreign currency forward contracts, interest rate swaps, and net investment hedges (see Note 6 for asset and liability positions of the lead, foreign currency forward contracts, interest rate swaps, and net investment hedges at October 4, 2026 and March 31, 2026).

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

Derivatives in Cash Flow Hedging Relationships

Lead Forward Contracts

The Company enters into lead forward contracts to fix the price for a portion of its lead purchases. Management considers the lead forward contracts to be effective against changes in the cash flows of the underlying lead purchases. The vast majority of such contracts are for a period not extending beyond one year. At October 4, 2026 and March 31, 2026, the Company has hedged the price to purchase approximately 48.0 million pounds and 82.7 million pounds of lead, respectively, for a total purchase price of $41,741 and $74,909, respectively.

Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts and options to hedge a portion of the Company’s foreign currency exposures for lead, as well as other foreign currency exposures so that gains and losses on these contracts offset changes in the underlying foreign currency denominated exposures. The vast majority of such contracts are for a period not extending beyond one year. As of October 4, 2026 and March 31, 2026, the Company had entered into a total of $13,516 and $36,771, respectively, of such contracts.

Interest Rate Swap Agreements

The Company is exposed to changes in variable interest rates on borrowings under our credit agreement. On a selective basis, from time to time, it enters into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. In the second quarter of fiscal year 2027, the Company settled all outstanding interest rate swap agreements. At March 31, 2026, such agreements effectively convert $200,000 of our variable-rate debt to a fixed-rate basis, utilizing the one-month term SOFR, as a floating rate reference. Fluctuations in SOFR and fixed rates affect both our net financial investment position and the amount of cash to be paid or received by us under these agreements.

Derivatives in Net Investment Hedging Relationships

Net Investment Hedges

The Company uses cross currency fixed interest rate swaps to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro.

Cross-Currency Fixed Interest Rate Swap Contracts Include:

	Notional Amount
Dated Entered Into	October 4, 2026	March 31, 2026	Maturity Date
September 29, 2022	$150,000	$150,000	December 15, 2027
July 2, 2024	150,000	150,000	January 15, 2029
December 23, 2024	150,000	150,000	June 15, 2028
December 24, 2024 (1)	125,000	150,000	December 15, 2026

(1) On October 1, 2026, the Company terminated $25,000 of cross-currency fixed interest rate swap contracts, originally entered into on December 24, 2024, and a paid net settlement of $2,011 on October 5, 2026.

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

Impact of Hedging Instruments on AOCI

In the coming twelve months, the Company anticipates that $9,042 of pretax loss relating to lead, foreign currency forward contracts, interest rate swaps, and net investment hedges will be reclassified from AOCI as part of cost of goods sold and interest expense. This amount represents the current net unrealized impact of hedging lead, foreign exchange rates and interest rates, which will change as market rates change in the future. This amount will ultimately be realized in the Consolidated

Condensed Statements of Income as an offset to the corresponding actual changes in lead, foreign exchange rates and interest costs resulting from variable lead cost, foreign exchange and interest rates hedged.

Derivatives not Designated in Hedging Relationships

Foreign Currency Forward Contracts

The Company also enters into foreign currency forward contracts to economically hedge foreign currency fluctuations on intercompany loans and foreign currency denominated receivables and payables. These are not designated as hedging instruments and changes in fair value of these instruments are recorded directly in the Consolidated Condensed Statements of Income. As of October 4, 2026 and March 31, 2026, the notional amount of these contracts was $74,342 and $76,262, respectively.

Presented below in tabular form is information on the location and amounts of derivative fair values in the Consolidated Condensed Balance Sheets and derivative gains and losses in the Consolidated Condensed Statements of Income:

Fair Value of Derivative Instruments
October 4, 2026 and March 31, 2026

	Derivatives and Hedging Activities Designated as Cash Flow Hedges		Derivatives and Hedging Activities Designated as Net Investment Hedges		Derivatives and Hedging Activities Not Designated as Hedging Instruments
	October 4, 2026	March 31, 2026	October 4, 2026	March 31, 2026	October 4, 2026	March 31, 2026
Prepaid and other current assets:
Lead forward contracts	$—	$—	$—	$—	$—	$—
Foreign currency forward contracts	272	336	—	—	—	837
Net investment hedges	—	—	—	—	—	—
Other assets:
Interest rate swaps	—	—	—	—	—	—
Net investment hedges	—	—	—	—	—	—
Total assets	$272	$336	$—	$—	$—	$837
Accrued expenses:
Lead forward contracts	$1,792	$3,521	$—	$—	$—	$—
Foreign currency forward contracts	—	—	—	—	636	—
Net investment hedges	—	—	10,278	16,076	—	—
Interest rate swaps	—	68	—	—	—	—
Other liabilities:
Net investment hedges	—	—	45,544	53,914	—	—
Total liabilities	$1,792	$3,589	$55,822	$69,990	$636	$—

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended October 4, 2026

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(1,698)	Cost of goods sold	$(1,676)
Foreign currency forward contracts	185	Cost of goods sold	111
Interest rate swaps	(7)	Interest expense	(19)
Total	$(1,520)		$(1,584)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$12,410	Interest expense	$1,863
Total	$12,410		$1,863

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(1,128)
Total		$(1,128)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the quarter ended September 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(3,498)	Cost of goods sold	$(1,211)
Foreign currency forward contracts	120	Cost of goods sold	(1,066)
Interest rate swaps	163	Interest expense	299
Total	$(3,215)		$(1,978)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$7,467	Interest expense	$4,076
Total	$7,467		$4,076

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(620)
Total		$(620)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended October 4, 2026

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,254)	Cost of goods sold	$(4,250)
Foreign currency forward contracts	564	Cost of goods sold	520
Interest rate swaps	4	Interest expense	(64)
Total	$(1,686)		$(3,794)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$15,890	Interest expense	$3,733
Total	$15,890		$3,733

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$(724)
Total		$(724)

The Effect of Derivative Instruments on the Consolidated Condensed Statements of Income
For the six months ended September 28, 2025

Derivatives Designated as Cash Flow Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Lead forward contracts	$(2,009)	Cost of goods sold	$(2,475)
Foreign currency forward contracts	(1,728)	Cost of goods sold	(842)
Interest rate swaps	383	Interest expense	596
Total	$(3,354)		$(2,721)

Derivatives Designated as Net Investment Hedges	Pretax Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Pretax Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Cross currency fixed interest rate swaps	$(48,527)	Interest expense	$2,903
Total	$(48,527)		$2,903

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Pretax Gain (Loss)
Foreign currency forward contracts	Other (income) expense, net	$499
Total		$499

7. Income Taxes

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2027 and 2026 was based on the estimated effective tax rates applicable for the full years ending March 31, 2027 and March 31, 2026, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

The consolidated effective income tax rates for the second quarter of fiscal 2027 and 2026 were 12.6% and 10.5% and for the six months of fiscal 2027 and 2026 were 13.3% and 11.4%. The rate increase in the second quarter and six months of fiscal 2027 compared to the prior year periods are primarily due to the impact of permanent items which had a lesser relative impact due to a larger current year pretax base and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 42% for fiscal 2027 compared to 53% for fiscal 2026. The foreign effective tax rates for the six months of fiscal 2027 and 2026 were 17%. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2027 and fiscal 2026 and were taxed at an effective income tax rate of approximately 13% and 14%, respectively.

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

	Quarter ended		Six months ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Balance at beginning of period	$71,805	$68,425	$73,721	$66,421
Current period provisions	6,727	6,860	11,407	13,878
Costs incurred	(5,303)	(5,423)	(11,875)	(11,449)
Foreign currency translation adjustment	(186)	(372)	(210)	640
Balance at end of period	$73,043	$69,490	$73,043	$69,490

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

Lead, Foreign Currency Forward Contracts and Swaps

To stabilize its lead costs and reduce volatility from currency and interest rate movements, the Company entered into contracts with financial institutions. The vast majority of lead and foreign currency contracts are for a period not extending beyond one year. The Company also entered into a cross currency fixed interest rate swap agreements, maturing on December 15, 2026, December 15, 2027, June 15, 2028, and January 15, 2029, to hedge its net investments in foreign operations against future volatility in the exchange rates between the U.S. Dollar and Euro. The Company also entered into floating to fixed interest rate swap agreements matured on September 30, 2026, to hedge its exposure to variable interest rates. Please refer to Note 6 - Derivative Financial Instruments for more details.

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

The Company recognizes recoveries of previously paid tariffs imposed under the IEEPA when such amounts are realized or realizable. During the first quarter of fiscal 2027, the Company recognized a $30,870 reduction in cost of goods sold related to IEEPA tariffs that became effective in February 2025 and were subsequently struck down in February 2026. Of this amount, $29,015 related to tariffs recognized as expense in the prior fiscal year. As of October 4, 2026, the Company recorded a receivable of approximately $117 related to IEEPA tariffs paid by the Company between February 2025 and February 2026, which is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

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

Restructuring and exit charges for the second quarter of fiscal 2027 by reportable segments are as follows:

	Quarter ended October 4, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate Other	Total
Restructuring charges	$35	$218	$6	$—	$259
Exit charges	5,605	1,378	—	13,476	20,459
Restructuring and other exit charges	$5,640	$1,596	$6	$13,476	$20,718

	Six months ended October 4, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate Other	Total
Restructuring charges	$454	$404	$5	$—	863
Exit charges	11,398	5,689	—	13,476	30,563
Restructuring and other exit charges	$11,852	$6,093	$5	$13,476	$31,426

A roll-forward of the restructuring reserve, excluding exit charges, is as follows:

Balance as of March 31, 2026	$5,904
Accrued	863
Costs incurred	(4,763)
Foreign currency impact	(27)
Balance as of October 4, 2026	$1,977

Exit Charges

Fiscal 2027 Programs

During the second quarter of fiscal 2027, the Company completed a strategic review of its lithium battery manufacturing initiative and approved a revised strategy that significantly changed the scope of its previously announced lithium-ion cell manufacturing initiative and refocused the Greenville facility on aerospace, defense, and other specialized applications requiring a Foreign Entity of Concern compliant supply chain and a different cell format. As a result of this strategic realignment, the Company is working to transition away from its technology relationship with Verkor, which had previously been established to support the Company's originally planned lithium-ion cell manufacturing operations. The Company recorded charges of $13,476, consisting primarily of the write-off of deferred assets and other amounts that are no longer expected to provide future economic benefit, as well as estimated costs to transition away from the technology relationship with Verkor. As this transition is finalized, the precise scope, timing and time period at issue and the actual costs remain uncertain and, accordingly, the Company’s estimates may change from time to time, and actual losses could vary, with any resulting adjustments being recognized in the period incurred.

Fiscal 2026 Programs

Tijuana

On March 25, 2026, the Company announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing legacy lead acid batteries. Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing the Company's commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, the Company plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, the Company estimates that there will be a reduction of approximately 474 employees upon completion. The Company expects to incur a pre-tax charge of approximately $37,000 under this restructuring plan when completed, the majority of which is expected to be incurred by the end of fiscal year 2027, of which $14,000 is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23,000, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded $10,969 in severance costs.

During fiscal 2027, the Company recorded $534 primarily relating to retention costs and $6,863 in accelerated depreciation of fixed assets.

Sao Paulo

On March 25, 2026, the Company announced a plan to close its facility in Sao Paulo, Brazil. Management continually evaluates the Company's footprint and decided to exit this facility that operated under NIS and IMS segments due to the challenging local economic environment. In connection with this closure, which is estimated to be substantially complete by the end of fiscal 2027, the Company estimates there will be a reduction of approximately 141 employees. The Company expects to incur a pre-tax charge of approximately $7,500 under this restructuring plan, which includes cash charges of approximately $4,500, primarily related to severance and employee retention costs, and other cash and non-cash items.

During fiscal 2026, the Company recorded $2,984 in cash charges relating to severance and contract termination costs and $1,767 in non cash charges relating to right of use and fixed asset impairments.

During fiscal 2027, the Company recorded a $2,202 primarily related to additional contract termination costs.

Monterrey

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded IMS batteries. Management determined that future demand for traditional IMS flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to the Company's existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13,700 under this restructuring plan when completed, the majority of which was recorded by the end of the 2026 fiscal year, of which $1,500 is expected to be a non-cash charge from fixed asset and inventory charges. Cash charges of approximately $12,200, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded cash charges totaling $5,182 primarily relating to severance costs and unusual manufacturing variances of $2,268

During fiscal 2027, the Company recorded $2,125 in site cleanup, decommissioning equipment, and other restructuring costs; and losses on disposal of assets of $2,464.

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

During fiscal 2023, the Company recorded cash charges of $2,207 relating primarily to site cleanup and $562 of non-cash charges relating to accelerated depreciation of fixed assets.

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

The following summarizes the Company’s long-term debt as of October 4, 2026 and March 31, 2026:

	October 4, 2026		March 31, 2026
	Principal	Unamortized Issuance Costs	Principal	Unamortized Issuance Costs
Senior Notes
4.375% Senior Notes due 2027	$300,000	$690	$300,000	$978
6.625% Senior Notes due 2032	300,000	2,896	300,000	3,171
Amended Credit Facility
Third Amended Revolver due 2030 (1)	193,000	3,228	487,563	3,632
	$793,000	$6,814	$1,087,563	$7,781
Less: Unamortized issuance costs	6,814		7,781
Long-term debt, net of unamortized issuance costs	$786,186		$1,079,782

(1) The Third Amended Revolver bear interest at SOFR plus between 1.250% and 2.25% (currently 1.250% and based on the Company's consolidated net leverage ratio).

Short-Term Debt

As of October 4, 2026 and March 31, 2026, the Company had $28,661 and $29,201, respectively, of short-term borrowings. The weighted average interest rate on these borrowings was approximately 4.0% and 4.0%, respectively, at October 4, 2026 and March 31, 2026.

Letters of Credit

As of October 4, 2026 and March 31, 2026, the Company had $8,686 and $5,856 of standby letters of credit, respectively.

Debt Issuance Costs

Amortization expense, relating to debt issuance costs, included in interest expense was $484 and $479, respectively, for the second quarter ended October 4, 2026 and September 28, 2025, and $967 and $958 for the six months of fiscal 2027 and 2026.

Available Lines of Credit

As of October 4, 2026 and March 31, 2026, the Company had available and undrawn, under all its lines of credit, $849,049 and $565,015, respectively, including $50,719 and $58,347, respectively, of uncommitted lines of credit.

12. Retirement Plans

The following tables present the components of the Company’s net periodic benefit cost related to its defined benefit pension plans:

	United States Plans		International Plans
	Quarter ended		Quarter ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Service cost	$—	$—	$248	$272
Interest cost	—	—	285	695
Expected return on plan assets	—	(10)	(27)	(375)
Amortization and deferral	—	—	(2)	159
Net periodic benefit cost	$—	$(10)	$504	$751

	United States Plans		International Plans
	Six months ended		Six months ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Service cost	$—	$—	$503	$538
Interest cost	—	—	576	1,385
Expected return on plan assets	—	(20)	(54)	(752)
Amortization and deferral	—	—	(4)	319
Net periodic benefit cost	$—	$(20)	$1,021	$1,490

13. Stock-Based Compensation

As of October 4, 2026, the Company maintains the 2023 Equity Incentive Plan (“2023 EIP”). The 2023 EIP reserved 3,614,500 shares of common stock for the grant of various classes of nonqualified stock options, restricted stock units, market condition-based on total shareholder return (“TSR”) and performance condition-based share units (“PSU”) and other forms of equity-based compensation.

The Company recognized stock-based compensation expense associated with its equity incentive plans of $6,350 for the second quarter of fiscal 2027 and $4,435 for the second quarter of fiscal 2026. Stock-based compensation expense was $14,128 and $22,036 for the six months of fiscal 2027 and fiscal 2026, respectively. The Company recognizes compensation expense using the straight-line method over the vesting period of the awards.

During the six months of fiscal 2027, the Company granted to non-employee directors 14,953 restricted stock units, under the deferred compensation plan for non-employee directors. The awards vest immediately upon the date of grant and are settled in shares of common stock.

During the six months of fiscal 2027, the Company granted to management and other key employees 152,050 restricted stock units that vest ratably over four years from the date of grant and 37,537 PSUs that cliff vest three years from the date of the grant.

Common stock activity during the six months of fiscal 2027 included the exercise of 82,712 stock options and the vesting or release of 269,083 restricted stock units including non-employee director restricted stock units.

As of October 4, 2026, there were 790,669 non-qualified stock options, 824,119 restricted stock units including non-employee director restricted stock units, 1,156 TSRs, and 37,598 PSUs outstanding.

14. Stockholders’ Equity and Noncontrolling Interests

Common Stock

The following demonstrates the change in the number of shares of common stock outstanding during the six months ended October 4, 2026:

Shares outstanding as of March 31, 2026	36,462,211
Purchase of treasury stock	(898,703)
Shares issued under equity-based compensation plans, net of equity awards surrendered for option price and taxes	259,122
Shares outstanding as of October 4, 2026	35,822,630

Treasury Stock

During the six months ended October 4, 2026, the Company purchased 898,703 shares for $180,000 and purchased 2,375,741 shares for $217,784 during the six months ended September 28, 2025. At October 4, 2026 and March 31, 2026, the Company held 21,983,090 and 21,089,229 shares as treasury stock, respectively. During the six months ended October 4, 2026, the Company also issued 4,842 shares out of its treasury stock, valued at $62.55 per share to participants under the Company's Employee Stock Purchase Plan. During the six months ended September 28, 2025, the Company issued 8,549 shares out of its treasury stock, valued at $62.55 per share, to participants under the Company's Employee Stock Purchase Plan.

Accumulated Other Comprehensive Income (“AOCI ”)

The components of AOCI, net of tax, as of October 4, 2026 and March 31, 2026, are as follows:

	March 31, 2026	Before Reclassifications	Amounts Reclassified from AOCI	October 4, 2026
Pension funded status adjustment	$(2,636)	$—	$(4)	$(2,640)
Net unrealized gain (loss) on derivative instruments	(4,562)	(1,317)	2,917	(2,962)
Foreign currency translation adjustment (1)	(205,066)	(10,729)	—	(215,795)
Accumulated other comprehensive (loss) income	$(212,264)	$(12,046)	$2,913	$(221,397)
(1) Foreign currency translation adjustment for the six months ended October 4, 2026 includes a $9,349 gain (net of taxes of $2,808) related to the Company's $600,000 cross-currency fixed interest rate swap contracts.

The following table presents reclassifications from AOCI during the second quarter ended October 4, 2026:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,584	Cost of goods sold
Tax benefit	(366)
Net unrealized loss on derivative instruments, net of tax	$1,218

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(1,863)	Interest expense
Tax expense	436
Net unrealized gain on derivative instruments, net of tax	$(1,427)

Defined benefit pension costs:
Prior service costs and deferrals	$(2)	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	—
Net periodic benefit cost, net of tax	$(2)

The following table presents reclassifications from AOCI during the six months ended October 4, 2026:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$3,793	Cost of goods sold
Tax benefit	(876)
Net unrealized loss on derivative instruments, net of tax	$2,917

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(3,733)	Interest expense
Tax expense	862
Net unrealized gain on derivative instruments, net of tax	$(2,871)

Defined benefit pension costs:
Prior service costs and deferrals	$(4)	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	—
Net periodic benefit cost, net of tax	$(4)

The following table presents reclassifications from AOCI during the second quarter ended September 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$1,978	Cost of goods sold
Tax benefit	(462)
Net unrealized loss on derivative instruments, net of tax	$1,516

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(4,076)	Interest expense
Tax expense	953
Net unrealized gain on derivative instruments, net of tax	$(3,123)

Defined benefit pension costs:
Prior service costs and deferrals	$159	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(37)
Net periodic benefit cost, net of tax	$122

The following table presents reclassifications from AOCI during the six months ended September 28, 2025:

Components of AOCI	Amounts Reclassified from AOCI	Location of (Gain) Loss Recognized on Income Statement
Derivatives in cash flow hedging relationships:
Net unrealized loss on derivative instruments	$2,721	Cost of goods sold
Tax benefit	(637)
Net unrealized loss on derivative instruments, net of tax	$2,084

Derivatives in net investment hedging relationships:
Net unrealized gain on derivative instruments	$(2,903)	Interest expense
Tax expense	679
Net unrealized gain on derivative instruments, net of tax	$(2,224)

Defined benefit pension costs:
Prior service costs and deferrals	$319	Net periodic benefit cost, included in other (income) expense, net - See Note 12
Tax benefit	(74)
Net periodic benefit cost, net of tax	$245

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended October 4, 2026:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2026	$—	$576	$734,922	$(1,361,585)	$2,743,635	$(212,264)	$1,905,284	$3,588	$1,908,872
Stock-based compensation	—	—	7,778	—	—	—	7,778	—	7,778
Exercise of stock options	—	—	5,859	—	—	—	5,859	—	5,859
Purchase of common stock	—	—	—	(49,958)	—	—	(49,958)	—	(49,958)
Other	—	—	(263)	(254)	—	—	(517)	—	(517)
Net earnings	—	—	—	—	116,450	—	116,450	—	116,450
Dividends ($0.2625 per common share)	—	—	245	—	(9,800)	—	(9,555)	—	(9,555)
Pension funded status adjustment (net of tax benefit of $—)	—	—	—	—	—	(2)	(2)	—	(2)
Net unrealized gain (loss) on derivative instruments (net of tax gain of $478)	—	—	—	—	—	1,557	1,557	—	1,557
Foreign currency translation adjustment	—	—	—	—	—	(6,996)	(6,996)	59	(6,937)
Balance at July 5, 2026	$—	$576	$748,541	$(1,411,797)	$2,850,285	$(217,705)	$1,969,900	$3,647	$1,973,547
Stock-based compensation	—	—	6,350	—	—	—	6,350	—	6,350
Exercise of stock options	—	2	1,376	—	—	—	1,378	—	1,378
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(16,539)	—	—	—	(16,539)	—	(16,539)
Purchase of common stock	—	—	—	(130,042)	—	—	(130,042)	—	(130,042)
Other	—	—	243	(808)	—	—	(565)	—	(565)
Net earnings	—	—	—	—	89,574	—	89,574	—	89,574
Dividends ($0.2875 per common share)	—	—	248	—	(10,546)	—	(10,298)	—	(10,298)
Pension funded status adjustment (net of tax benefit of $—)	—	—	—	—	—	(2)	(2)	—	(2)
Net unrealized gain (loss) on derivative instruments (net of tax of $15)	—	—	—	—	—	43	43	—	43
Foreign currency translation adjustment	—	—	—	—	—	(3,733)	(3,733)	43	(3,690)
Balance at October 4, 2026	$—	$578	$740,219	$(1,542,647)	$2,929,313	$(221,397)	$1,906,066	$3,690	$1,909,756

The following demonstrates the change in equity attributable to EnerSys stockholders and nonredeemable noncontrolling interests during the second quarter and six months ended September 28, 2025:

(In Thousands, Except Per Share Data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total EnerSys Stockholders’ Equity	Non- redeemable Non- Controlling Interests	Total Equity
Balance at March 31, 2025	$—	$568	$662,725	$(988,936)	$2,489,200	$(247,479)	$1,916,078	$3,410	$1,919,488
Stock-based compensation	—	—	17,601	—	—	—	17,601	—	17,601
Purchase of common stock	—	—	—	(150,034)	—	—	(150,034)	—	(150,034)
Other	—	—	63	266	—	—	329	—	329
Net earnings	—	—	—	—	57,458	—	57,458	—	57,458
Dividends ($0.240 per common share)	—	—	221	—	(9,328)	—	(9,107)	—	(9,107)
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	123	123	—	123
Net unrealized gain (loss) on derivative instruments (net of tax gain of $142)	—	—	—	—	—	462	462	—	462
Foreign currency translation adjustment	—	—	—	—	—	29,789	29,789	40	29,829
Balance at June 29, 2025	$—	$568	$680,610	$(1,138,704)	$2,537,330	$(217,105)	$1,862,699	$3,450	$1,866,149
Stock-based compensation	—	—	4,435	—	—	—	4,435	—	4,435
Exercise of stock options	—	4	16,944	—	—	—	16,948	—	16,948
Shares issued under equity awards (taxes paid related to net share settlement of equity awards), net	—	—	(8,174)	—	—	—	(8,174)	—	(8,174)
Purchase of common stock	—	—	—	(67,750)	—	—	(67,750)	—	(67,750)
Other	—	—	26	249	—	—	275	—	275
Net earnings	—	—	—	—	68,426	—	68,426	—	68,426
Dividends ($0.263 per common share)	—	—	257	—	(10,067)	—	(9,810)	—	(9,810)
Pension funded status adjustment (net of tax benefit of $37)	—	—	—	—	—	122	122	—	122
Net unrealized gain (loss) on derivative instruments (net of tax of $289)	—	—	—	—	—	(948)	(948)	—	(948)
Foreign currency translation adjustment	—	—	—	—	—	(2,722)	(2,722)	19	(2,703)
Balance at September 28, 2025	$—	$572	$694,098	$(1,206,205)	$2,595,689	$(220,653)	$1,863,501	$3,469	$1,866,970

15. Earnings Per Share

The following table sets forth the reconciliation from basic to diluted weighted-average number of common shares outstanding and the calculations of net earnings per common share attributable to EnerSys stockholders.

	Quarter ended		Six months ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net earnings attributable to EnerSys stockholders	$89,574	$68,426	$206,024	$125,884
Weighted-average number of common shares outstanding:
Basic	36,033,626	37,436,456	36,256,377	38,113,597
Dilutive effect of:
Common shares from exercise and lapse of equity awards, net of shares assumed reacquired	923,817	541,399	1,041,608	531,434
Diluted weighted-average number of common shares outstanding	36,957,443	37,977,855	37,297,985	38,645,031
Basic earnings per common share attributable to EnerSys stockholders	$2.49	$1.83	$5.68	$3.30
Diluted earnings per common share attributable to EnerSys stockholders	$2.42	$1.80	$5.52	$3.26
Anti-dilutive equity awards not included in diluted weighted-average common shares	6,129	870,913	3,065	735,961

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

The following table presents summarized financial information for the reportable segments at October 4, 2026 and September 28, 2025. The Company does not allocate assets to its segments as the CODM does not evaluate the performance of segments using asset information.

	Quarter ended
	October 4, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$449,017	$397,106	$103,779	$—	$949,902
Less:
Other segment items(4)	$398,946	$359,571	$81,084		$839,601

Segment income	$50,071	$37,535	$22,695		$110,301
Less:
Inventory adjustment relating to restructuring and acquisitions	1,071	—	—		1,071
Restructuring and other exit charges	5,640	1,596	6		7,242
Amortization of intangible assets	5,621	367	2,079		8,067
Stock-based compensation	2,336	3,042	972		6,350
Other	113	0	586		699
Total operating earnings	$35,290	$32,530	$19,052	$28,583	$115,455

Depreciation	$9,403	$9,424	$1,977	$0	$20,804
Capital Expenditures	$6,042	$5,202	$1,594	$(439)	$12,399
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
(4) Primarily includes cost of sales and operating expenses.

	Quarter ended
	September 28, 2025
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$434,643	$430,848	$85,795	$—	$951,286
Less:
Other segment items(4)	$398,444	$387,491	$69,946		$855,881

Segment income	$36,199	$43,357	$15,849		$95,405
Less:
Inventory adjustment relating to step up to fair value relating to recent acquisitions	—	—	—		—
Restructuring and other exit charges	9,262	10,234	1,591		21,087
Amortization of intangible assets	5,836	408	2,115		8,359
Stock-based compensation	1,585	2,329	521		4,435
Other	4,051	3,071	910		8,032
Total operating earnings	$15,465	$27,315	$10,712	$38,540	$92,032

Depreciation	$7,605	$10,733	$1,234	$64	$19,636
Capital Expenditures	$7,861	$12,051	$809	$183	$20,904
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
(4) Primarily includes cost of sales and operating expenses.

	Six months ended
	October 4, 2026
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$877,351	$803,957	$204,235	$—	$1,885,543
Less:
Other segment items(4)	$782,225	$728,753	$163,267		$1,674,245

Segment income	$95,126	$75,204	$40,968		$211,298
Less:
Inventory adjustment relating to exit activities	1,071	—	—	—	1,071
Restructuring and other exit charges	11,852	6,093	6	—	17,951
Amortization of intangible assets	11,448	735	4,159	—	16,342
Stock-based compensation	5,181	6,780	2,167	—	14,128
Other	129	34	1,183	—	1,346
Total operating earnings	$65,445	$61,562	$33,453	$106,409	$266,869

Depreciation	$17,793	$20,502	$4,728	$0	$43,023
Capital Expenditures	$10,909	$10,163	$3,580	$169	$24,821
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
(4) Primarily includes cost of sales and operating expenses.

	Six months ended
	September 28, 2025
	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Corporate and other (3)	Total
Net Sales by segment to unaffiliated customers (1)	$826,013	$851,251	$167,045	$—	$1,844,309
Less:
Other segment items(4)	$759,854	$765,794	$138,828		$1,664,476

Segment income	$66,159	$85,457	$28,217		$179,833
Less:
Inventory adjustment relating to step up to fair value relating to recent acquisitions	—	—	—		—
Restructuring and other exit charges	10,316	15,042	1,591		26,949
Amortization of intangible assets	11,679	815	4,222		16,716
Stock-based compensation	9,533	11,099	1,404		22,036
Other	5,083	3,825	2,309		11,217
Total operating earnings	$29,548	$54,676	$18,691	$75,597	$178,512

Depreciation	$14,913	$20,424	$2,760	$76	$38,173
Capital Expenditures	$21,683	$27,439	$3,026	$1,774	$53,922
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

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments as of May 28, 2026, using the relative fair value approach, as well as any changes in the carrying amount of goodwill by segment during the first quarter of fiscal 2027:

	Energy Systems	Motive Power	Specialty	Network & Infrastructure Solutions	Industrial Mobility Solutions	Precision Power Solutions	Total
Balance at March 31, 2026	$255,722	$331,018	$165,684	$—	$—	$—	$752,424
Reassigned	(255,722)	(331,018)	(165,684)	255,722	362,341	134,361	—
Foreign currency translation adjustment	—	—	—	(5,977)	(1,751)	(365)	(8,093)
Balance as of October 4, 2026	$—	$—	$—	$249,745	$360,590	$133,996	$744,331

17. Subsequent Events

On October 27, 2026, The Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnerSys Mergersub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Ultralife Corporation, a Delaware corporation (“Ultralife”).

The Merger Agreement provides for the acquisition of Ultralife by the Company in a two-step transaction, consisting of a tender offer followed by a subsequent merger of Merger Sub with and into Ultralife (the “Merger”). On October 28, 2026, pursuant to the Merger Agreement, Merger Sub commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of Ultralife common stock, par value $0.10 per share (the “Shares”), for $16.00 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any required withholding of taxes. Following consummation of the Offer, the Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended (the “DGCL”), without a meeting or vote of Ultralife’s stockholders, with Ultralife surviving the Merger as a wholly owned subsidiary of the Company. The transaction is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of Ultralife’s common stock and receipt of applicable regulatory approvals, and is expected to close in the first quarter of calendar year 2027. We expect to fund the transaction with cash on hand. Because the Merger Agreement was executed subsequent to the balance sheet date, no amounts related to the pending acquisition have been recognized in these condensed consolidated financial statements. As of the date these financial statements were issued, the acquisition had not been completed, and we are continuing to evaluate the accounting and disclosure effects of the transaction, including the related purchase accounting, and therefore cannot yet estimate all of the financial statement effects of the pending acquisition.

Between October 5, 2026 and November 6, 2026, the Company repurchased 238,899 shares for approximately $40,000.

On November 11, 2026, the Board of Directors approved a quarterly cash dividend of $0.2875 per share of common stock to be paid on December 31, 2026 to stockholders of record as of December 18, 2026.

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
•risks related to the proposed acquisition of Ultralife Corporation, a Delaware corporation (“Ultralife”);
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

Overview

EnerSys (the “Company,” “we,” or “us”) is a global leader in stored energy solutions helping industrial, infrastructure and defense customers address critical power and operational needs with batteries, chargers and other power equipment. The company delivers integrated solutions that combine energy storage technologies, power electronics, software-enabled intelligence, technical expertise and comprehensive global customer support. EnerSys supports customers across communications networks, data centers, energy infrastructure, material handling, transportation, aerospace and defense — including applications where power continuity is essential. Serving customers in more than 100 countries, EnerSys helps organizations manage energy more reliably, efficiently and intelligently in complex operating environments where uptime, safety and resilience matter.

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

Economic Climate

Global economic conditions remain mixed, with uncertainty surrounding U.S. tariffs and trade policies, elevated interest rates and heightened geopolitical tensions having varying levels of impacts across North America, China and EMEA. U.S. tariff and trade policies continue to evolve, including country- and product-specific tariffs and retaliatory actions by trading partners. The rates, scope and timing of these measures have changed frequently and may continue to change. We have been able to mitigate most of the financial impact of tariffs on our business, and we believe the international nature of our organizational structure will allow us to continue to mitigate the financial impact of potential tariffs.

The war in Ukraine continues to have widespread economic repercussions, particularly in Europe. Ongoing conflicts and geopolitical tensions in the Middle East, including the war involving Iran, continue to disrupt regional stability and global trade, contributing to volatility in energy prices and transportation costs.

Inflation in North America, China and EMEA remains a challenge, with recent geopolitical developments and volatility in energy prices contributing to inflationary pressures. Central banks continue to balance inflation concerns with economic growth, resulting in elevated interest rates that may affect economic activity and customer spending. Policy actions in China continue to support domestic consumption and economic growth; however, China's economy continues to face challenges from weak domestic demand, a prolonged weak real estate market and global trade tensions.

The supply chain is generally stable, however, ongoing conflicts in the Middle East have disrupted certain shipping routes and contributed to higher fuel, ocean freight and insurance costs, as well as increased transit times. Generally, our mitigation efforts and ongoing lean initiatives have tempered the impact on our business from broad market challenges.

The market demand in the forklift truck and Class 8 truck markets has been impacted by tariff policy uncertainty and broader economic conditions, causing some customers to pause larger projects and general spending activity until there is more clarity. The data center and communications markets tend to be less sensitive to tariff policy, with budget and spending plans based on their unique capital spending needs. The data center market is in the midst of a growth cycle driven by AI and increasing digitization. The communications market is experiencing a gradual spending recovery as investments in maintenance and network build outs are necessary to support the increased data requirements. Global defense budgets continue to increase in response to heightened geopolitical tensions, with growing investment in battlefield and particularly strong spending growth in EMEA.

Volatility of Commodities and Foreign Currencies

Our most significant commodity and foreign currency exposures are related to lead and the Euro, respectively. Historically, volatility of commodity costs and foreign currency exchange rates have caused large swings in our production costs. In the fiscal year 2027, we have experienced a range in lead prices from approximately $0.80 per pound to $0.95 per pound. During fiscal year 2027, costs for some of our other raw materials such as steel, acid, separator paper and electronics have fluctuated modestly, while we have experienced some price increases in other raw materials such as copper and antimony. More recently, geopolitical developments in the Middle East have also contributed to volatility in energy, transportation and certain raw material costs. Foreign currency exchange rates have remained volatile amid changes in interest rates, trade policies and geopolitical conditions.
Customer Pricing

Our selling prices fluctuated during the last several years to offset the volatile cost of commodities. Approximately 20% of our revenue is now subject to agreements that adjust pricing to a market-based index for lead. Customer pricing changes generally lag movements in lead prices and other costs by approximately six to nine months. In fiscal 2025 and 2026, we increased customer pricing in response to higher commodity prices and other costs.

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

Primary Operating Capital

As part of managing the performance of our business, we monitor the level of primary operating capital, and its ratio to net sales. We define primary operating capital as accounts receivable, plus inventories, minus accounts payable. The resulting net amount is divided by the trailing three-month net sales (annualized) to derive a primary operating capital percentage. We believe these three elements included in primary operating capital are mostly operationally driven, and this performance measure provides us with information about the asset intensity and operating efficiency of the business on a company-wide basis that management can monitor and analyze trends over time. Primary operating capital was $836.0 million (yielding a primary operating capital percentage of 22.0%) at October 4, 2026, $876.6 million (yielding a primary operating capital percentage of 22.2%) at March 31, 2026 and $1,007.3 million at September 28, 2025 (yielding a primary operating capital percentage of 26.5%). The primary operating capital percentage of 22.0% at October 4, 2026 decreased by 20 basis points compared to March 31, 2026 and decreased 450 basis points compared to September 28, 2025. The decrease in primary operating capital percentage at October 4, 2026 compared to March 31, 2026 was primarily due to improved collections and strategic inventory building. The decrease in primary operating capital percentage at October 4, 2026 compared to September 28, 2025 was primarily due to higher amounts of receivables securitized from the Amended Receivables Purchase Agreement (Amended RPA).

Primary operating capital and primary operating capital percentages at October 4, 2026, March 31, 2026 and September 28, 2025 are computed as follows:

($ in Millions)	October 4, 2026	March 31, 2026	September 28, 2025
Accounts receivable, net	$448.3	$506.1	$570.6
Inventory, net	753.5	724.7	804.9
Accounts payable	(365.8)	(354.2)	(368.2)
Total primary operating capital	$836.0	$876.6	$1,007.3
Trailing 3 months net sales	$949.9	$987.9	$951.3
Trailing 3 months net sales annualized	$3,799.6	$3,951.6	$3,805.2

Primary operating capital as a % of annualized net sales	22.0%	22.2%	26.5%

Liquidity and Capital Resources

We believe that our financial position is strong, and we have substantial liquidity to cover short-term liquidity requirements and anticipated growth in the foreseeable future, with $275.5 million of available cash and cash equivalents and available and undrawn committed credit lines of approximately $798.3 million at October 4, 2026, availability subject to credit agreement financial covenants.

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

During the six months of fiscal 2027, we purchased 898,703 shares for $180.0 million, and from October 5, 2026 through November 6, 2026, the Company repurchased 238,899 shares for approximately $40.0 million.

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

On October 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnerSys Mergersub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Ultralife. Under the terms of the Merger Agreement, the Company, through a subsidiary, will commence a tender offer to acquire all of the outstanding shares of Ultralife common stock at a price of $16.00 per share in cash at closing, representing a total enterprise value of approximately $320 million. The transaction is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of Ultralife’s common stock and receipt of applicable regulatory approvals, and is expected to close in the first quarter of calendar year 2027. If the proposed acquisition is consummated, we expect to fund the transaction with cash on hand, which would reduce our cash and cash equivalents balance.

We believe that our strong capital structure and liquidity afford us access to capital for future acquisitions, capital investments, stock repurchase opportunities and continued dividend payments.

Results of Operations

Net Sales

Net sales decreased $1.4 million or 0.1% in the second quarter of fiscal 2027 as compared to the second quarter of fiscal 2026. This decrease was the result of a decrease from foreign currency translation.

Net sales increased $41.2 million or 2.2% in the six months of fiscal 2027 as compared to the six months of fiscal 2026. This increase was due to a 1% increase in pricing, and a 1% increase in organic volume.

Segment sales

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Network & Infrastructure Solutions	$449.0	47.2%	$434.7	45.7%	$14.3	3.3%
Industrial Mobility Solutions	397.1	41.8	430.8	45.3	(33.7)	(7.8)
Precision Power Solutions	103.8	10.9	85.8	9.0	18.0	21.0
Total net sales	$949.9	100.0%	$951.3	100.0%	$(1.4)	(0.1)%

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Network & Infrastructure Solutions	$877.3	46.5%	$826.0	44.8%	$51.3	6.2%
Industrial Mobility Solutions	803.9	42.7	851.3	46.2	(47.4)	(5.6)
Precision Power Solutions	204.3	10.8	167.0	9.1	37.3	22.3
Total net sales	$1,885.5	100.0%	$1,844.3	100.0%	$41.2	2.2%

Net sales of our Network & Infrastructure segment in the second quarter of fiscal 2027 increased $14.3 million or 3.3% compared to the second quarter of fiscal 2026. This increase was due to a 3% increase in organic volume. Net sales of our Network & Infrastructure Solutions segment in the six months of fiscal 2027 increased $51.3 million or 6.2% compared to the six months of fiscal 2026. This increase was due to a 4% increase in organic volume, and a 2% increase in price/mix. This increase in sales for the quarter is primarily a result of continuing robust demand from data center customers and for the six months increased demand from data centers and industrial customers and recovering demand with a stronger product mix in communications.

Net sales of our Industrial Mobility Solutions segment in the second quarter of fiscal 2027 decreased by $33.7 million or 7.8% compared to the second quarter of fiscal 2026. This decrease was primarily due to a 6% decrease in organic volume, and a 2% decrease in price/mix. Net sales of our Industrial Mobility Solutions segment in the six months of fiscal 2027 decreased by $47.4 million or 5.6% compared to the six months of fiscal 2026. This decrease was primarily due to a 5% decrease in organic volume and a 1% decrease in price/mix. This decrease in sales for the quarter and six months is primarily a result of lower volumes, particularly in the Americas, due to ongoing macro and geopolitical uncertainties impacting customer buying behaviors market-wide and lingering weakness in the EMEA automotive market.

Net sales of our Precision Power Solutions segment in the second quarter of fiscal 2027 increased by $18.0 million or 21.0% compared to the second quarter of fiscal 2026. The increase was primarily due to a 13% increase in organic volume, an 8% increase in price/mix. Net sales of our Precision Power Solutions segment in the six months of fiscal 2027 increased by $37.3 million or 22.3% compared to the six months of fiscal 2026. The increase was primarily due to a 14% increase in organic volume, a 7% increase in price/volume, and a 1% increase from acquisitions. This increase in sales for the quarter and six months reflects strong customer demand and a favorable product mix across the segment.
Gross Profit

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$284.4	29.9%	$277.2	29.1%	$7.2	2.6%

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Gross Profit	$597.8	31.7%	$530.4	28.8%	$67.4	12.7%

Gross profit increased $7.2 million or 2.6% in the second quarter and increased $67.4 million or 12.7% in the six months of fiscal 2027 compared to the comparable periods of fiscal 2026. Gross profit, as a percentage of net sales, increased 80 basis points in the second quarter and increased 290 basis points in six months of fiscal 2027, compared to the second quarter and six months of fiscal 2026. The increase to the gross profit margin for the quarter and six months is primarily related to greater impact of IRC 45X benefits, and IEEPA tariff refunds compared to the prior periods.

Operating Items

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$148.2	15.6%	$164.1	17.2%	$(15.9)	(9.7)%
Restructuring and other exit charges	$20.7	2.2%	$21.1	2.2%	$(0.4)	(1.8)%

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Operating expenses	$299.5	15.9%	$324.9	17.7%	$(25.4)	(7.8)%
Restructuring and other exit charges	$31.4	1.7%	$27.0	1.4%	$4.4	16.6%

Operating expenses, as a percentage of sales, decreased 160 basis points in the second quarter and decreased 180 basis points in six months of fiscal 2027, compared to the comparable periods of fiscal 2026. Our operating expenses for the second quarter and six months decreased as a percentage of sales due to our cost saving and restructuring initiatives.

Selling expenses, a main component of operating expenses, decreased $6.1 million or 10.4% in the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026, and decreased 63 basis points as a percentage of sales. In the six months of fiscal 2027, selling expenses decreased by $8.1 million or 7.0% compared to the six months of fiscal 2026 and decreased 56 basis points as a percentage of net sales.

Restructuring and Other Exit Charges

Restructuring Charges

On July 22, 2025, the Company announced a reduction in force plan (the "Plan") as part of the Company's strategic restructuring plan under its new leadership to better align resources with current business priorities and long-term objectives. The Plan is expected to reduce non-production global workforce by approximately 11%, or approximately 575 employees, and is focused primarily on corporate and management positions. The Company estimates one-time cash charges related to the Plan to be $21.7 million consisting of severance payments, notice period payments in applicable jurisdictions, employee benefits and related costs. The Plan is substantially completed as of March 31, 2026.

Exit Charges

Fiscal 2027 Programs

During the second quarter of fiscal 2027, the Company completed a strategic review of its lithium battery manufacturing initiative and approved a revised strategy that significantly changed the scope of its previously announced lithium-ion cell manufacturing initiative and refocused the Greenville facility on aerospace, defense, and other specialized applications requiring a Foreign Entity of Concern compliant supply chain and a different cell format. As a result of this strategic realignment, the Company is working to transition away from its technology relationship with Verkor, which had previously been established to support the Company's originally planned lithium-ion cell manufacturing operations. The Company recorded charges of $13.5 million, consisting primarily of the write-off of deferred assets and other amounts that are no longer expected to provide future economic benefit, as well as estimated costs to transition away from the technology relationship with Verkor. As this transition is finalized, the precise scope, timing and time period at issue and the actual costs remain uncertain and, accordingly, the Company’s estimates may change from time to time, and actual losses could vary, with any resulting adjustments being recognized in the period incurred.

Fiscal 2026 Program

Tijuana

On March 25, 2026, the Company announced a plan to close its facility in Tijuana, Mexico, which focused on manufacturing lead acid batteries. Management determined that the closure was appropriate as part of its efforts to optimize its cost structure, maximize near-term advanced manufacturing production tax benefits, and mitigate future risks associated with potential tariffs while reinforcing the Company's commitment to strengthening domestic industrial capacity and supply chain resilience. In connection with this restructuring plan, which is estimated to be substantially complete by December 2027, the Company plans to sell the land and buildings and possibly the plant and equipment to other parties. In addition, the Company estimates that there will be a reduction of approximately 474 employees upon completion. The Company expects to incur a pre-tax charge of approximately $37 million under this restructuring plan when completed, the majority of which is expected to be incurred by the end of fiscal year 2027, of which $14 million is expected to be non-cash charges primarily from accelerated depreciation. Cash charges of approximately $23 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded $11.0 million in severance costs.

During fiscal 2027, the Company recorded $0.5 million primarily relating to retention costs and $6.9 million in accelerated depreciation of fixed assets.

Sao Paulo

On March 25, 2026, the Company announced a plan to close its facility in Sao Paulo, Brazil. Management continually evaluates the Company's footprint and decided to exit this facility due to the challenging local economic environment. In connection with this closure, which is estimated to be substantially complete by the end of fiscal 2027, the Company estimates there will be a reduction of approximately 141 employees. the Company expects to incur a pre-tax charge of approximately $7.5 million under this restructuring plan, of which include cash charges of approximately $4.5 million, primarily related to severance and employee retention costs, and other cash and non-cash items.

During fiscal 2026, the Company recorded $3.0 million in cash charges relating to severance and contract termination costs and $1.8 million in non cash charges relating to right of use and fixed asset impairments.

During fiscal 2027, the Company recorded $2.2 million primarily relating to additional contract termination costs.

Monterrey

On April 1, 2025, the Company's Board of Directors approved a plan to close its facility in Monterrey, Mexico, which focused on manufacturing flooded batteries. Management determined that future demand for traditional material handling flooded cells will decrease as customers transition to maintenance free product solutions in lithium and Thin Plate Pure Lead (TPPL). Production of products being manufactured in Monterrey, Mexico will be moved to the Company's existing facility in Richmond, Kentucky. The Company expects to incur a pre-tax charge of approximately $13.7 million under this restructuring plan when completed, the majority of which was recorded by the end of the 2026 fiscal year, of which $1.5 million is expected to be a non-cash charge from fixed asset and inventory related charges. Cash charges of approximately $12.2 million, include severance and employee retention costs, environmental related expenses and equipment decommissioning, along with contractual releases and legal expenses.

During fiscal 2026, the Company recorded cash charges totaling $5.2 million primarily relating to severance costs and unusual manufacturing variances of $2.3 million.

During fiscal 2027, the Company recorded $2.1 million in site cleanup, decommissioning equipment, and other restructuring costs; and losses on disposal of assets of $2.5 million.

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

These actions resulted in the reduction of approximately 200 employees. The program is considered substantially complete as of the end of fiscal 2026.

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

Operating Earnings

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Network & Infrastructure Solutions	$50.1	11.2%	$36.3	8.3%	$13.8	38.3%
Industrial Mobility Solutions	37.5	9.5	43.3	10.1	(5.8)	(13.4)
Precision Power Solutions	22.7	21.9	15.8	18.5	6.9	43.2
Corporate and other (2)	42.1	4.4	38.5	4.1	3.6	9.1
Subtotal	152.4	16.0	133.9	14.1	18.5	13.7
Inventory adjustment related to exit activities - Network & Infrastructure Solutions	(1.1)	(0.2)	—	—	(1.1)	NM
Restructuring and other exit charges - Network & Infrastructure Solutions	(5.6)	(1.3)	(9.3)	(2.1)	3.7	(39.1)
Restructuring and other exit charges - Industrial Mobility Solutions	(1.6)	(0.4)	(10.2)	(2.4)	8.6	(83.6)
Restructuring and other exit charges - Precision Power Solutions	—	—	(1.6)	(1.9)	1.6	(99.6)
Restructuring and other exit charges - Corporate Other	(13.5)	(1.4)	—	—	(13.5)	NM
Amortization of intangible assets - Network & Infrastructure Solutions	(5.6)	(1.3)	(5.8)	(1.3)	0.2	(3.7)
Amortization of intangible assets - Industrial Mobility Solutions	(0.4)	(0.1)	(0.4)	(0.1)	—	(10.1)
Amortization of intangible assets - Precision Power Solutions	(2.1)	(2.0)	(2.1)	(2.5)	—	(1.7)
Stock compensation expense - Network & Infrastructure Solutions	(2.4)	(0.5)	(1.6)	(0.4)	(0.8)	47.4
Stock compensation expense - Industrial Mobility Solutions	(3.0)	(0.8)	(2.3)	(0.5)	(0.7)	30.6
Stock compensation expense - Precision Power Solutions	(0.9)	(0.9)	(0.5)	(0.6)	(0.4)	86.6
Other - Network & Infrastructure Solutions	(0.1)	—	(4.1)	(1.0)	4.0	(97.2)
Other - Industrial Mobility Solutions	—	—	(3.1)	(0.7)	3.1	NM
Other - Precision Power Solutions	(0.6)	(0.6)	(0.9)	(1.0)	0.3	(32.1)%
Total operating earnings	$115.5	12.2%	$92.0	9.7%	$23.5	25.5%
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

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales (1)	In Millions	Percentage of Total Net Sales (1)	In Millions	%
Network & Infrastructure Solutions	$95.1	10.8%	$66.2	8.0%	28.9	43.8%
Industrial Mobility Solutions	75.2	9.4	85.4	10.0	(10.2)	(12.0)
Precision Power Solutions	41.0	20.1	28.2	16.9	12.8	45.2
Corporate and other (2)	119.9	6.4	75.6	4.1	44.3	58.6
Subtotal	331.2	17.6	255.4	13.9	75.8	29.7
Inventory adjustment related to exit activities - Network & Infrastructure Solutions	(1.1)	(0.1)	—	—	(1.1)	NM
Stock compensation expense - Network & Infrastructure Solutions	(5.2)	(0.6)	(9.6)	(1.2)	4.4	(97.5)
Stock compensation expense - Industrial Mobility Solutions	(6.8)	(0.8)	(11.0)	(1.3)	4.2	(99.1)
Stock compensation expense - Precision Power Solutions	(2.1)	(1.1)	(1.4)	(0.8)	(0.7)	(94.5)
Restructuring and other exit charges - Network & Infrastructure Solutions	(11.8)	(1.4)	(10.4)	(1.2)	(1.4)	14.9
Restructuring and other exit charges - Industrial Mobility Solutions	(6.1)	(0.8)	(15.0)	(1.7)	8.9	(58.0)
Restructuring and other exit charges - Precision Power Solutions	—	—	(1.6)	(1.0)	1.6	NM
Restructuring and other exit charges - Corporate Other	(13.5)	(7.1)	—	—	(13.5)	NM
Amortization of intangible assets - Network & Infrastructure Solutions	(11.4)	(1.3)	(11.7)	(1.4)	0.3	(2.0)
Amortization of intangible assets - Industrial Mobility Solutions	(0.8)	(0.1)	(0.8)	(0.1)	—	(9.8)
Amortization of intangible assets - Precision Power Solutions	(4.2)	(2.0)	(4.2)	(2.5)	—	(1.5)
Other - Network & Infrastructure Solutions	(0.1)	—	(5.0)	(0.6)	4.9	(97.5)
Other - Industrial Mobility Solutions	—	—	(3.9)	(0.5)	3.9	NM
Other - Precision Power Solutions	(1.2)	(0.6)	(2.3)	(1.4)	1.1	(27.8)
Total operating earnings	$266.9	14.2%	$178.5	9.7%	$88.4	49.5%
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

Operating earnings increased $23.5 million or 25.5% and increased $88.4 million or 49.5% in the second quarter and six months of fiscal 2027, respectively, compared to the second quarter and six months of fiscal 2026. Operating earnings, as a percentage of net sales, increased 250 basis points and 450 basis points in the second quarter and six months of fiscal 2027, respectively, compared to the second quarter and six months of fiscal 2026.

The Network and Infrastructure Solution operating earnings, as a percentage of sales, increased 290 basis points and 280 basis points in the second quarter and six months of fiscal 2027, respectively, compared to the second quarter and six months of fiscal 2026. The increase for the second quarter was driven by higher volumes from data center customers as well as lower costs, and the six months increases were driven by improved price/mix combined with higher volumes of data center and industrial customers. We also continue to benefit from lower operating costs from tight cost controls and restructuring initiatives.

The Industrial Mobility Solutions operating earnings, as a percentage of sales, decreased 60 basis points and decreased 60 basis points in the second quarter and six months of fiscal 2027, respectively, compared to the second quarter and six months of fiscal

2026. The decrease in the quarter and six months was driven by unfavorable price/mix as customers delay purchases of higher margin product categories in anticipation of upcoming new product releases, and lost leverage from lower sales

The Precision Power Solutions operating earnings, as a percentage of sales, increased 340 basis points and increased 320 basis points in the second quarter and six months of fiscal 2027, respectively, compared to the second quarter and six months of fiscal 2026. The improvement was driven primarily by favorable product mix and operating leverage resulting from higher sales volumes.

Interest Expense

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$10.1	1.1%	$12.2	1.3%	$(2.1)	(17.3)%

	Six Months Ended October 4, 2026		Six Months Ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Interest expense	$20.7	1.1%	$23.5	1.3%	$(2.8)	(12.0)%

Interest expense of $10.1 million in the second quarter of fiscal 2027 (net of interest income of $2.8 million) was $(2.1) million lower than the interest expense of 12.2 million in the second quarter of fiscal 2026 (net of interest income of $3.3 million).

Interest expense of $20.7 million in the six months of fiscal 2027 (net of interest income of $7.0 million) was $(2.8) million lower than the interest expense of $23.5 million in the six months of fiscal 2026 (net of interest income of $6.4 million).

The decrease in interest expense in the second quarter and six months of fiscal 2027 is primarily due to lower borrowing levels in the quarter and higher interest income in the year. Our average debt outstanding was $1,019.0 million and $1,078 in the second quarter and six months of fiscal 2027, compared to $1,314.0 million and $1,234.7 million in the second quarter and six months of fiscal 2026.

Included in interest expense are non-cash charges for deferred financing fees of $0.6 million and $1.1 for the second quarter and six months of fiscal 2027 and $0.5 million and $1.0 million in the second quarter and six months of fiscal 2026.

 Other (Income) Expense, Net

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$2.8	0.3%	$3.4	0.4%	$(0.6)	(15.9)%
NM = not meaningful

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Other (income) expense, net	$8.6	0.5%	$12.9	0.7%	$(4.3)	(32.9)%
NM = not meaningful

Other (income) expense, net in the second quarter of fiscal 2027 was expense of $2.8 million compared to expense of $3.4 million in the second quarter of fiscal 2026. Other (income) expense, net in the six months of fiscal 2027 was expense of $8.6 million compared to expense of $12.9 million in the six months of fiscal 2026. Foreign currency impact resulted in a loss of $0.2 million and a loss of $0.4 million in the second quarter and six months of fiscal 2027, respectively, compared to a foreign currency loss of $1.0 million and a loss of $7.2 million in the second quarter and six months of fiscal 2026, respectively.

Earnings Before Income Taxes

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$102.6	10.8%	$76.4	8.0%	$26.2	34.1%

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Earnings before income taxes	$237.6	12.6%	$142.1	7.7%	$95.5	67.1%

As a result of the above, earnings before income taxes in the second quarter of fiscal 2027 increased $26.2 million, or 34.1%, compared to the second quarter of fiscal 2026 and increased $95.5 million, or 67.1% in the six months of fiscal 2027 compared to the six months of fiscal 2026.

Income Tax Expense

	Quarter ended October 4, 2026		Quarter ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$13.0	1.4%	$8.0	0.9%	$5.0	61.0%
Effective tax rate	12.6%		10.5%		2.1%

	Six months ended October 4, 2026		Six months ended September 28, 2025		Increase (Decrease)
	In Millions	Percentage of Total Net Sales	In Millions	Percentage of Total Net Sales	In Millions	%
Income tax expense	$31.5	1.7%	$16.2	0.9%	$15.3	94.0%
Effective tax rate	13.3%		11.4%		1.9%

The Company’s income tax provision consists of federal, state and foreign income taxes. The tax provision for the second quarter of fiscal 2027 and 2026 was based on the estimated effective tax rates applicable for the full years ending March 31, 2027 and March 31, 2026, respectively, after giving effect to items specifically related to the interim periods. The Company’s effective income tax rate with respect to any period may be volatile based on the mix of income in the tax jurisdictions, in which the Company operates, changes in tax laws and the amount of the Company's consolidated earnings before taxes.

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

The consolidated effective income tax rates for the second quarter of fiscal 2027 and 2026 were 12.6% and 10.5% and for the six months of fiscal 2027 and 2026 were 13.3% and 11.4%. The rate increase in the second quarter and six months of fiscal 2027 compared to the prior year periods are primarily due to the impact of permanent items which had a lesser relative impact due to a larger current year pretax base and mix of earnings among tax jurisdictions.

Foreign income as a percentage of worldwide income is estimated to be 42% for fiscal 2027 compared to 53% for fiscal 2026. The foreign effective tax rates for the six months of fiscal 2027 and 2026 were 17%. Income from the Company's Swiss subsidiary comprised a substantial portion of the Company's overall foreign mix of income for both fiscal 2027 and fiscal 2026 and were taxed at an effective income tax rate of approximately 13% and 14%, respectively.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from those discussed under the caption “Critical Accounting Policies and Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Annual Report.

Liquidity and Capital Resources

Cash Flow and Financing Activities

Operating activities provided cash of $372.8 million in the six months of fiscal 2027 compared to $219.0 million of cash provided in the six months of fiscal 2026. Inventory increased or used cash of $33.8 million, and accounts receivable decreased or provided cash of $50.1 million. Additionally, accounts payable increased or provided cash of $12.1 million. In the six months of fiscal 2027, net earnings were $206.1 million, depreciation and amortization $59.4 million, write-off of assets relating to exit activities $17.4 million, stock-based compensation $14.1 million, and $0.7 million in cash proceeds from derivatives not designated in hedging relationships. Prepaid and other current assets provided funds of $60.3 million, primarily from a decrease of $50.3 million in prepaid taxes that included $115.5 million payment from the IRS relating to prior year tax return refund, $1.2 million in miscellaneous other accruals, $11.9 million in non trade receivables, and partially offset by increases of $3.0 million in contract assets. Accrued expenses were a use of funds of $27.5 million primarily from a decrease in payroll accruals of $21.5 million, sales related accruals of $7.7 million, contract liabilities of $7.4 million, restructuring accruals of $3.6 million, and taxes payable of $7.0 million partially offset by increases of $12.0 million in miscellaneous and other accruals, and $6.9 million to deferred income.

In the first six months of fiscal 2026, operating activities provided cash of $219.0 million with the decrease in operating cash resulting mainly due to activity in accounts receivable, inventory, prepaid and other current assets, accrued expenses and accounts payable. Inventory increased or used cash of $48.7 million, and accounts receivable decreased or provided cash of $43.7 million. Additionally, accounts payable decreased or used cash of $34.7 million. In the six months of fiscal 2026, net earnings were $125.9 million, depreciation and amortization $54.9 million, stock-based compensation $22.0 million, and $2.1 million in cash proceeds from derivatives not designated in hedging relationships. Prepaid and other current assets provided funds of $69.5 million, primarily from a decrease of $81.4 million in prepaid taxes included $137.0 million payment from the IRS relating to prior year tax return refund, and $16.4 million in contract assets, partially offset by a decrease of $3.1 million in other prepaid expenses and $3.0 million in non trade receivables. Accrued expenses were a use of funds of $21.4 million primarily from a decrease in tax accruals of $34.7 million and sales related accruals of $5.3 million, partially offset by increases of $12.6 million to restructuring accruals, $5.6 million to miscellaneous other accruals, and $3.9 million in freight.

Investing activities used cash of $24.6 million in the six months of fiscal 2027, which primarily consisted of capital expenditures of $24.8 million relating to plant improvements.

Investing activities used cash of $62.4 million in the six months of fiscal 2026, which primarily consisted of acquisitions of $12.7 million and capital expenditures of $53.9 million relating to plant improvements, partially offset by $4.2 million in proceeds from disposal of property, plants, and equipment.

Financing activities used cash of $503.4 million in the six months of fiscal 2027. During the six months of fiscal 2027, we borrowed $241.5 million under the Second Amended Revolver and repaid $536.1 million of the Second Amended Revolver. We purchased treasury stock totaling $180.0 million and paid cash dividends to our stockholders totaling $19.9 million. Additionally in the six months, we received option proceeds of $7.2 million and we paid taxes related to net settlement of equity awards of $17.0 million.

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
Currency translation had a negative impact of $8.0 million on our cash balance in the six months of fiscal 2027 compared to the positive impact of $17.1 million on our cash balance in the six months of fiscal 2026. In the six months of fiscal 2027, principal currencies in which we do business such as the Euro, Polish zloty, Swiss Franc and British pound weakened versus the U.S. dollar.

As a result of the above, total cash and cash equivalents decreased by $163.2 million to $275.5 million, in the six months of fiscal 2027 compared to an increase of $45.5 million to $388.6 million, in the six months of fiscal 2026.

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

Contractual Obligations and Commercial Commitments

A table of our obligations is contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations of our 2026 Annual Report. As of October 4, 2026, we had no significant changes to our contractual obligations table contained in our 2026 Annual Report.

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

Counterparty Risks

We have entered into lead forward purchase contracts, foreign exchange forward and purchased option contracts, interest rate swaps, and cross currency fixed interest rate swaps to manage the risk associated with our exposures to fluctuations resulting from changes in raw material costs, foreign currency exchange rates and interest rates. The Company’s agreements are with creditworthy financial institutions. Those contracts that result in a liability position at October 4, 2026 are $58.7 million (pre-tax). Those contracts that result in an asset position at October 4, 2026 are $0.7 million (pre-tax). The impact on the Company due to nonperformance by the counterparties has been evaluated and not deemed material.

We hedge our net investments in foreign operations against future volatility in the exchange rates between the U.S. dollar and Euro. Depending on the movement in the exchange rates between the U.S. dollar and Euro at maturity, the Company may owe the counterparties an amount that is different from the notional amount of $575 million.

Cross-Currency Fixed Interest Rate Swap Contracts:

Dated Entered Into	Notional Amount (in millions)	Maturity Date
September 29, 2022	$150.0	December 15, 2027
July 2, 2024	150.0	January 15, 2029
December 23, 2024	150.0	June 15, 2028
December 24, 2024	125.0	December 15, 2026

Excluding our cross currency fixed interest rate swap agreements, the vast majority of these contracts will settle within one year.

Interest Rate Risks

We are exposed to changes in variable U.S. interest rates on borrowings under our credit agreements, as well as short-term borrowings in our foreign subsidiaries. On a selective basis, from time to time, we enter into interest rate swap agreements to reduce the negative impact that increases in interest rates could have on our outstanding variable rate debt. In the quarter the Company settled all outstanding interest rate swap agreements. At March 31, 2026, such agreements effectively convert $200.0 million of our variable-rate debt to a fixed-rate basis, utilizing the one-month Term SOFR, as a floating rate reference.

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

Date	$’s Under Contract (in millions)	# Pounds Purchased (in millions)	Average Cost/Pound	Approximate % of Lead Requirements (1)
October 4, 2026	$41.7	48.0	$0.87	9%
March 31, 2026	74.9	82.7	0.91	19
September 28, 2025	95.2	104.4	0.91	18
(1) Based on the fiscal year lead requirements for the periods then ended.

For the remaining quarter of this fiscal year, we believe approximately 68% of the cost of our lead requirements is known. This takes into account the hedge contracts in place at October 4, 2026, lead purchased by October 4, 2026 that will be reflected in future costs under our FIFO accounting policy, and the benefit from our lead tolling program.

We estimate that a 10% increase in our cost of lead would have increased our cost of goods sold by approximately $16 million in the second quarter and $32 million in the six months of fiscal 2027.

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

At October 4, 2026 and September 28, 2025, we estimate that an unfavorable 10% movement in the exchange rates would have adversely changed our hedge valuations by approximately $137.7 million and $81.0 million, respectively.

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
In addition to the other information set forth in this Form 10-Q and the risk factors set forth below, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2026 Annual Report and our Quarterly Report on Form 10-Q for the period ended July 5, 2026, which could materially affect our business, financial condition or future results.

We may be unable to successfully complete our acquisition of Ultralife, which could adversely affect our business and financial condition.

Our entry into the Merger Agreement with Ultralife represents several risks. The acquisition of Ultralife is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. Completion of the transaction remains subject to the tender of at least a majority of Ultralife’s outstanding shares and the satisfaction of other customary closing conditions, and there can be no assurance that the acquisition will be completed on the expected terms, in the expected timeframe or at all. In addition, our realization of the value from the pending acquisition of Ultralife relies on successful integration and continued operations. We may not be able to integrate Ultralife’s business successfully into our existing business, realize the anticipated benefits of the pending acquisition, or retain key employees in connection with the pending acquisition, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management’s attention may be diverted by the pending Ultralife acquisition, including due to transition and/or integration activities following the closing of the acquisition. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources.

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should consider carefully the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may be purchased under the plans or programs (1) (2)
July 6 - August 2, 2026	250,713	$200.29	249,893	$850,957,781
August 3 - August 30, 2026	330,616	192.26	228,978	806,811,746
August 31 - October 4, 2026	202,672	178.74	200,628	769,996,837
Total	784,001	$191.33	679,499

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
During the quarter ended October 4, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K).

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

Date: November 12, 2026